Form 10-Q
period 2016-03-31
KILLER WAVES HAWAII, INC
filed 2016-05-13
CIK 1622996

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended: March 31, 2016

Commission File Number: 333-207765

KILLER WAVES HAWAII, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	47-1950356
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 731, Lawai, HI 96765
(Address of principal executive office)

(808) 635-0074
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]     No [  ]

The number of shares outstanding of registrant’s common stock, par value $0.001 per share, as of May 12, 2016 was 15,720,000.

KILLER WAVES HAWAII, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

KILLER WAVES HAWAII, INC
Balance Sheets

	March 31,	September 30,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,742	$27,275
Prepaid legal fees	4,000	2,185
Total Current Assets	11,742	29,460

TOTAL ASSETS	$11,742	$29,460

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$3,283	$825
Total Current Liabilities	3,283	825

TOTAL LIABILITIES	3,283	825

Stockholders' Equity
Preferred stock: 25,000,000 authorized; $0.001 par value no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value 15,720,000 shares issued and outstanding, respectively	15,720	15,720
Additional paid in capital	61,480	61,480
Accumulated deficit	(68,741)	(48,565)
Total Stockholder’s Equity	8,459	28,635

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,742	$29,460

The accompanying notes are an integral part of these financial statements.

KILLER WAVES HAWAII, INC
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating Expenses
Selling, general and administrative	18	29	51	3,162
Professional fees	6,332	-	20,125	41,973
Total operating expenses	6,350	29	20,176	45,135

Net loss	$(6,350)	$(29)	$(20,176)	$(45,135)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	15,720,000	15,557,148	15,720,000	13,229,525

The accompanying notes are an integral part of these financial statements.

KILLER WAVES HAWAII, INC
Statement of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,176)	$(45,135)

Changes in operating assets and liabilities:
Prepaid expenses	(1,815)	-
Accounts payable	2,458	-
Related party payable	-	6
Net Cash Used in Operating Activities	(19,533)	(45,129)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	-	72,200
Net Cash Provided By Financing Activities	-	72,200

Net increase in cash and cash equivalents	(19,533)	27,071
Cash and cash equivalents, beginning of period	27,275	3,925
Cash and cash equivalents, end of period	$7,742	$30,996

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KILLER WAVES HAWAII, INC
Notes to the Financial Statements
March 31, 2016
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Killer Waves, Inc (the “Company”) is a Nevada corporation incorporated on September 24, 2014.  It is based in Lawai, Hawaii. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30.

Killer Waves intends to develop and operate water parks and wave pools in Hawaii. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2015 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2015 included within its Form 424(b)(3) as filed with the Securities and Exchange Commission on March 2, 2016.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.
Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $7,742 and $27,275 in cash and cash equivalents at March 31, 2016 and September 30, 2015, respectively.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings per share, for the three and six months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(6,350)	$(29)

Weighted average common shares issued and outstanding (Basic and Diluted)	15,720,000	15,557,148

Net loss per share, Basic and Diluted	$(0.00)	$(0.00)

	Six Months Ended
	March 31,
	2016	2015
Net loss	$(20,176)	$(45,135)

Weighted average common shares issued and outstanding (Basic and Diluted)	15,720,000	13,229,525

Net loss per share, Basic and Diluted	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables that it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016.  The carrying values of our financial instruments, including, cash and cash equivalents, and accounts payable and accrued expenses, approximate their fair values due to the short-term maturities of these financial instruments.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets, liabilities, the carry forward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Share-based Expenses

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

No stock-based compensations costs were incurred for the period ended March 31, 2016.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of March 31, 2016.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605,“Revenue Recognition.” No revenue has been recognized since inception. However, the Company will recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2016, the Company has a loss from operations of $20,176, an accumulated deficit of $68,741 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended September 30, 2016.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 -  EQUITY

Preferred Stock

The Company has authorized 25,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as of March 31, 2016.

Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As of March 31, 2016 and September 30, 2015, the Company has 15,720,000 common shares of common stock issued and outstanding, respectively.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no other events have occurred that require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Prospectus on Form 424B(3), as filed on March 2, 2016.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

Overview

All references in this Form 10-Q to the "we," "us," "our", "Killer Waves Hawaii", "Killer Waves", and "Company" are to Killer Waves Hawaii, Inc., a Nevada corporation.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Killer Waves Hawaii, Inc. was incorporated in the State of Nevada on September 24, 2014, and our fiscal year end is September 30. The Company has no revenues and has not started its proposed business as of the date of this filing.

Our principal place of business is an office in the residence of our president, and is provided to the company at no cost.  Our mailing address is PO Box 731, Lawai, HI 96765, and our telephone number is 808-635-0074.

Killer Waves Hawaii intends to build a family waterpark in a state-of-the-art designed aquatic center in several locations throughout the Hawaiian Islands, with a vision to expand to other U.S. prime visitor destinations. Appealing to both local families and visitors alike, Killer Waves Hawaii will provide people with a park that includes water rides, pools, including a wave-machine surf pool, a lazy river, zipline, retail store, bar and restaurant.

The Company hopes to be able to deliver some of the longest and most exciting rides in the industry.  We will create a sustainable and green design (following LEED guidelines), using solar power wherever possible; utilizing natural water supplies and the unique topography and native plants of the Hawaiian Islands to create a one-of-a-kind water park. During the holiday season from November 1 to January 31, the waterpark will also feature a winter-themed area to focus on the holiday celebrations.

Results Of Operations

For the Three Months Ended March 31, 2016 and 2015.

The following table provides the results of operations for the Three Months Ended March 31, 2016 and 2015;

	Three Months Ended
	March 31, 2016	March 31, 2015	Change	% Change
Revenue	$-	$-	$-	-
Operating Expenses			-	-
Selling, general and administrative	18	29	(11)	(38%)
Professional fees	6,332	-	6,332	-
Total Operating expenses	6,350	29	6,321	2,1797%
Operating loss	(6,350)	(29)	(6,321)	2,1797%
Provision for income tax	-	-	-	-
Net Loss	$(6,350)	$(29)	$(6,321)	2,1797%

 Revenue

We earned no revenues for the three months ended March 31, 2016 and 2015.  We have not yet commenced business operation.

Expenses

Operating expenses for the three month periods ended March 31, 2016 and 2015 was $6,350 and $29, respectively, comprised of $6,332 and $0 for professional fees and $18 and $29 for selling, general, and administrative fees, respectively. Our professional fees are our legal, accounting and other miscellaneous fees that are primarily relate to the costs of forming our company and filing this registration statement.

Our selling, general and administrative expenses are comprised of the following accounts and amounts.

	Three Months Ended
	March 31, 2016	March 31, 2015	Change	% Change
Bank service charges	$18	$24	$(6)	(25%)
Shipping and postage fee	-	5	(5)	(100%)
Total	$18	$29	$(11)	(38%)

For the Six Months Ended March 31, 2016 and 2015.

The following table provides the results of operations for the Six Months Ended March 31, 2016 and 2015;

	Six Months Ended
	March 31, 2016	March 31, 2015	Change	% Change
Revenue	$-	$-	$-	-
Operating Expenses			-	-
Selling, general and administrative	51	3,162	(3,111)	(98%)
Professional fees	20,125	41,973	(21,848)	(52%)
Total Operating expenses	20,176	45,135	(24,959)	(55%)
Operating loss	(20,176)	(45,135)	24,959	(55%)
Provision for income tax	-	-	-	-
Net Loss	$(20,176)	$(1,075)	$(19,101)	1777%

Revenue

We earned no revenues for the six months ended March 31, 2016 and 2015. We have not yet commenced business operation.

Expenses

Operating expenses for the six month periods ended March 31, 2016 and 2015 was $20,176 and $45,135, respectively, comprised of $20,125 and $41,973 for professional fees and $51 and $3,162 for selling, general, and administrative fees, respectively. Our professional fees are our legal, accounting and other miscellaneous fees that are primarily relate to the costs of forming our company and filing our registration statement declared effective on February 29, 2016.

Our selling, general and administrative expenses are comprised of the following accounts and amounts.

	Six Months Ended
	March 31, 2016	March 31, 2015	Change	% Change
Bank service charges	$51	$42	$9	21%
Conference fee	-	528	(528)	(100%)
Shipping and postage fee	-	5	(5)	(100%)
Travel expense	-	2,587	(2,587)	(100%)
Total	$51	$3,162	$(3,111)	(98%)

Liquidity And Capital Resources

	March 31, 2016	September 30, 2015	Change	% Change
Current Assets	$11,742	$29,460	$(17,718)	(60%)
Current Liabilities	$3,283	$825	$2,458	298%
Working Capital	$8,459	$28,635	$(20,176)	(70%)

Working capital decrease $20,176 during the six months ended March 31, 2016, primarily due to a decrease in cash of $19,533, from $27,275 at September 30, 2015.

	Six Months Ended
	March 31, 2016	March 31, 2015	Change
Cash used in operating activities	$(19,533)	$(45,129)	$25,596
Cash provided by financing activities	-	$72,200	(72,200)
Cash and cash equivalents end of period	$7,742	$30,996	$(23,254)

As of March 31, 2016, we had cash or cash equivalents of $7,742.

Net cash used in operating activities was $19,533 for the six months ended March 31, 2016 and net cash used in operating activities was $45,129 for the six months ended March 31, 2015. During the six month ended March 31, 2016 we incurred a net loss of $20,176, which was primarily the cause of the increase in our net cash used in operating activities.

From inception (September 24, 2014) through March 31, 2016, we did not use any cash for investing activities.

Net cash provided by financing activities for the six months ended March 31, 2016 was $0, compared to net cash provided by financing activities of $72,200 for the six months ended March 31, 2015.  During the six months ended March 31, 2015, we received $72,200 from the issuance of 15,720,000 shares of common stock to a founder and unaffiliated investors.

There is limited historical financial information about us on which to base an evaluation of our performance. We are a development stage company and have not yet commenced business operations or generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in our branding efforts, and possible cost overruns due to the price and cost increases in supplies and services.

If we do not raise or generate revenues sufficient to cover professional fees, estimated to be $25,000 for the next 12 months, we would not be able to remain reporting with the SEC, and therefore we would not be able to obtain an OTC Markets quotation, nor would we be able to maintain our listing, if accepted on the OTCQB.

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Killer Waves. During the next year of operations, our officers and directors will also provide their labor at no charge.

If we are unable to meet our needs for cash from either our revenues or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

We have no plans to undertake any product research and development during the next twelve months. There are also no plans or expectations to acquire or sell any plant or plant equipment in the next year of operations.

Going Concern

We have a history of operating losses, as we have focused our efforts on raising capital and building our services. The report of our independent auditors issued on our financial statements as of and for the year ended September 30, 2015, expresses substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

Recent Accounting Pronouncements

Critical Accounting Policy and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our condensed financial statements. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our condensed financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting for the period covered by this Quarterly Report.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting for that period was not effective.

The material weaknesses in our disclosure control procedures are as follows: we did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of accounting personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and there was an inadequate segregation of duties.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A:	RISK FACTORS

We are not required to provide this information as we are a Smaller Reporting Company.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

Exhibits

Exhibit Number	Description of Exhibits
31.1	Section 302 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.
32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KILLER WAVES HAWAII, INC.

May 13, 2016	By: /s/ Gordon Lett
Gordon Lett,
Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial, and Accounting Officer)