Form 10-Q
period 2016-06-30
KILLER WAVES HAWAII, INC
filed 2016-08-03
CIK 1622996

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended: June 30, 2016

Commission File Number: 333-207765

KILLER WAVES HAWAII, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	47-1950356
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 731, Lawai, HI 96765

(Address of principal executive office)

(808) 635-0074

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of registrant's common stock, par value $0.001 per share, as of July 28, 2016 was 15,720,000.

KILLER WAVES HAWAII, INC.

INDEX

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

KILLER WAVES HAWAII, INC

Balance Sheets

	June 30,	September 30,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,141	$27,275
Prepaid legal fees	200	2,185
Total Current Assets	2,341	29,460

TOTAL ASSETS	$2,341	$29,460

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$11,007	$825
Total Current Liabilities	11,007	825

TOTAL LIABILITIES	11,007	825

Stockholders' Equity (Deficit)
Preferred stock: 25,000,000 authorized; $0.001 par value no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value 15,720,000 shares issued and outstanding, respectively	15,720	15,720
Additional paid in capital	61,480	61,480
Accumulated deficit	(85,866)	(48,565)
Total Stockholder's Equity (Deficit)	(8,666)	28,635

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,341	$29,460

The accompanying notes are an integral part of these financial statements.

KILLER WAVES HAWAII, INC

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating Expenses
Selling, general and administrative	18	18	69	3,180
Professional fees	17,107	-	37,232	41,973
Total operating expenses	17,125	18	37,301	45,153

Net loss	$(17,125)	$(18)	$(37,301)	$(45,153)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	15,720,000	15,720,000	15,720,000	14,059,624

The accompanying notes are an integral part of these financial statements.

KILLER WAVES HAWAII, INC

Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,301)	$(45,153)

Changes in operating assets and liabilities:
Prepaid expenses	1,985	(2,185)
Accounts payable	10,182	-
Related party payable	-	6
Net Cash Used in Operating Activities	(25,134)	(47,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	-	72,200
Net Cash Provided By Financing Activities	-	72,200

Net increase (decrease) in cash and cash equivalents	(25,134)	24,868
Cash and cash equivalents, beginning of period	27,275	3,925
Cash and cash equivalents, end of period	$2,141	$28,793

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KILLER WAVES HAWAII, INC

Notes to the Financial Statements

June 30, 2016

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Killer Waves, Inc. (the "Company") is a Nevada corporation incorporated on September 24, 2014. It is based in Lawai, Hawaii. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is September 30.

Killer Waves intends to develop and operate water parks and wave pools in Hawaii. To date, the Company's activities have been limited to its formation and the raising of equity capital.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,141 and $27,275 in cash and cash equivalents at June 30, 2016 and September 30, 2015, respectively.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings per share, for the three and nine months ended June 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(17,125)	$(18)	$(37,301)	$(45,153)

Weighted average common shares issued and outstanding (Basic and Diluted)	15,720,000	15,720,000	15,720,000	14,059,624

Net loss per share, Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables that it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Financial Instruments

The Company follows ASC 820, "Fair Value Measurements and Disclosures," which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016. The carrying values of our financial instruments, including, cash and cash equivalents, and accounts payable and accrued expenses, approximate their fair values due to the short-term maturities of these financial instruments.

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

Share-based Expenses

ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

No stock-based compensations costs were incurred for the period ended June 30, 2016.

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2016.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605, "Revenue Recognition." No revenue has been recognized since inception. However, the Company will recognize revenue only when all of the following criteria have been met:

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2016, the Company has a loss from operations of $37,301, an accumulated deficit of $85,866 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended September 30, 2016.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - EQUITY

Preferred Stock

The Company has authorized 25,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as of June 30, 2016.

Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As of June 30, 2016, and September 30, 2015, the Company has 15,720,000 common shares of common stock issued and outstanding, respectively. The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no other events have occurred that require disclosure.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Killer Waves Hawaii intends to build a family waterparks in a state-of-the-art designed aquatic centers in several locations throughout the Hawaiian Islands, with a vision to expand to other U.S. prime visitor destinations. Appealing to both local families and visitors alike, Killer Waves Hawaii will provide people with a park that includes water rides, pools, including a wave-machine surf pool, a lazy river, zipline, retail store, bar and restaurant.

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

Results of Operations

For the Three Months Ended June 30, 2016 and 2015.

The following table provides the results of operations for the Three Months Ended June 30, 2016 and 2015;

	Three Months Ended
	June 30, 2016	June 30, 2015	Change	% Change
Revenue	$-	$-	$-	-
Operating Expenses			-	-
Selling, general and administrative	18	18	-	-
Professional fees	17,107	-	17,107	-
Total Operating expenses	17,125	18	17,107	95,039%
Operating loss	(17,125)	(18)	(17,107)	95,039%
Provision for income tax	-	-	-	-
Net Loss	$(17,125)	$(18)	$(17,107)	95,039%

Revenue

We earned no revenues for the three months ended June 30, 2016 and 2015. We have not yet commenced business operations.

Expenses

Operating expenses for the three month periods ended June 30, 2016 and 2015 was $17,125 and $18, respectively, comprised of $17,107 and $0 for professional fees and $18 and $18 for selling, general, and administrative fees, respectively. Our professional fees are our legal, accounting and other miscellaneous fees that are primarily relate to the costs of forming our company and filing this registration statement.

Our selling, general and administrative expenses are comprised of the following accounts and amounts.

	Three Months Ended
	June 30, 2016	June 30, 2015	Change	% Change
Bank service charges	$18	$18	$-	0%

For the Nine Months Ended June 30, 2016 and 2015.

The following table provides the results of operations for the Nine Months Ended June 30, 2016 and 2015;

	Nine Months Ended
	June 30, 2016	June 30, 2015	Change	% Change
Revenue	$-	$-	$-	-
Operating Expenses			-	-
Selling, general and administrative	69	3,180	(3,111)	(98%)
Professional fees	37,232	41,973	(4,741)	(11%)
Total Operating expenses	37,301	45,153	(7,852)	(17%)
Operating loss	(37,301)	(45,153)	7,852	(17%)
Provision for income tax	-	-	-	-
Net Loss	$(37,301)	$(45,153)	$(7,852)	(17%)

Revenue

We earned no revenues for the nine months ended June 30, 2016 and 2015. We have not yet commenced business operations.

Expenses

Operating expenses for the nine month periods ended June 30, 2016 and 2015 was $37,301 and $45,153, respectively, comprised of $37,232 and $41,973 for professional fees and $69 and $3,180 for selling, general, and administrative fees, respectively. Our professional fees are our legal, accounting and other miscellaneous fees that are primarily relate to the costs of forming our company and filing our registration statement declared effective on February 29, 2016.

Our selling, general and administrative expenses are comprised of the following accounts and amounts.

	Nine Months Ended
	June 30, 2016	June 30, 2015	Change	% Change
Bank service charges	$69	$60	$9	15%
Conference fee	-	528	(528)	(100%)
Shipping and postage fee	-	5	(5)	(100%)
Travel expense	-	2,587	(2,587)	(100%)
Total	$69	$3,180	$(3,111)	(98%)

Liquidity and Capital Resources

	June 30,	September 30,
	2016	2015	Change	% Change
Current Assets	$2,341	$29,460	$(27,119)	(92%)
Current Liabilities	$11,007	$825	$10,182	1,234%
Working Capital (Deficiency)	$(8,666)	$28,635	$(37,301)	(130%)

Working capital decreased $37,301 during the nine months ended June 30, 2016, primarily due to a decrease in cash of $25,134, from $27,275 at September 30, 2015.

	Nine Months Ended
	June 30, 2016	June 30, 2015	Change
Cash used in operating activities	$(25,134)	$(47,332)	$22,198
Cash provided by financing activities	-	72,200	(72,200)
Cash and cash equivalents end of period	$2,141	$28,793	$(26,652)

As of June 30, 2016, we had cash or cash equivalents of $2,141.

Net cash used in operating activities was $25,134 for the nine months ended June 30, 2016 and net cash used in operating activities was $47,332 for the nine months ended June 30, 2015. During the nine month ended June 30, 2016 we incurred a net loss of $37,301, which was primarily the cause of the increase in our net cash used in operating activities.

From inception (September 24, 2014) through June 30, 2016, we did not use any cash for investing activities.

Net cash provided by financing activities for the nine months ended June 30, 2016 was $0, compared to net cash provided by financing activities of $72,200 for the nine months ended June 30, 2015. During the nine months ended June 30, 2015, we received $72,200 from the issuance of 15,720,000 shares of common stock to a founder and unaffiliated investors.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting for the period covered by this Quarterly Report. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting for that period was not effective.

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

KILLER WAVES HAWAII, INC.

August 3, 2016	By:	/s/ Gordon Lett
Gordon Lett,
Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial, and Accounting Officer)

