Form 10-K
period 2016-09-30
KILLER WAVES HAWAII, INC
filed 2016-12-16
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-155643

KILLER WAVES HAWAII, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-1950356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 731 Lawai, HI	96765
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (808) 635-0074

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2016 was $nil based on a $nil as trading has not yet commenced, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

15,720,000 common shares as of December 14, 2016.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Killer Waves Hawaii, Inc., unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on September 24, 2014. We intend to build a family waterpark in a state-of-the-art designed aquatic center in several locations throughout the Hawaiian Islands, with a vision to expand to other U.S. prime visitor destinations. Appealing to both local families and visitors alike, we will provide people with a park that includes water rides, pools, including a wave-machine surf pool, a lazy river, zipline, retail store, bar and restaurant.

Our mailing address is PO Box 731, Lawai, HI 96765 and our telephone number is (808) 635-0074. Our registered statutory office is located at 2248 Meridian Blvd, Suite H, Minden, NV 89423. We do not own any property.

We do not have any subsidiaries and have not declared bankruptcy

Our Current Business

We are a development stage company incorporated for the purposes of building family waterparks in a state-of-the-art designed aquatic center in several locations throughout the Hawaiian Islands, with a vision to expand to other U.S. prime visitor destinations. Appealing to both local families and visitors alike, we will provide people with a park that includes water rides, pools, including a wave-machine surf pool, a lazy river, zipline, retail store, bar and restaurant.

We hope to be able to deliver some of the longest and most exciting rides in the industry. We will create a sustainable and green design (following LEED guidelines), using solar power wherever possible; utilizing natural water supplies and the unique topography and native plants of the Hawaiian Islands to create a one-of-a-kind water park. During the holiday season from November 1 to January 31, the waterpark will also feature a winter-themed area to focus on the holiday celebrations.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

1.	The last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

2.	The last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

3.	The date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non- convertible debt; or

4.	The date on which such issuer is deemed to be a 'large accelerated filer', as defined in section 240.12b-2 of title 46, Code of Federal Regulations, or any successor thereto.

As an emerging growth company, we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment and the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Principal Products, Services and Their Markets

We will provide a Hawaiian-themed water park for visitors and local residents, starting in the Hawaiian islands on Kauai and Maui, and expanding to Seattle, WA, Portland, OR, San Francisco, CA, Los Angeles, CA and San Diego, CA. Additional services will include retail sales, bars and restaurants, and hosting events. Waterpark features will include pool areas, rides, a surfing machine, family entertainment, a fast food and beverage outlet, a full-service restaurant, and retail store. In November 2014, a feasibility study determining market demand and financial feasibility for Kauai and Maui outdoor waterparks was completed. It was recommended that a larger park than originally planned be built to accommodate the local population, as well as visitors to the islands. Because the park location is on an island and cannot sustain operations with only local business, a larger park will appeal to visitors, but will also cost more to build, manage and maintain.

Competition

There are three competitors located in Hawai’i that provide the same services we propose to provide. Wet‘n Wild, a well-known waterpark center, is located on the island of Oahu and has been established on the island since 1999. Two hotels (Grand Wailea Hotel on Maui and Hilton Waikoloa Village on the Big Island) offer similar water park features such as water slides, free-form pools and lazy rivers. In addition to well-known, established competitors, the high cost of building and operating amusement parks, including utilities, employee pay and benefits, taxes, insurance, marketing expenses, administrative expenses, food, beverage, clothing for sale and ongoing maintenance is also a high barrier to entry in this industry.

Compliance with Government Regulation

We are not currently subject to federal regulation, but we are required by state regulation to be inspected every six months by a representative from the Hawai’i Department of Labor and Industrial Relations - Division of Occupational Safety and Health Standards. Certificate of inspection is attached to rides after each inspection. (http://labor.hawaii.gov/hiosh/boilers-elevators-amusement-rides).

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Intellectual Property

We do not currently have any intellectual property that has been approved or is pending.

Employees

We have no employees. Our officers and directors donate their time to the development of our company.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our mailing address is PO Box 731, Lawai, HI 96765. Our principal place of business is an office in the residence of our president and is provided at no cost to our company.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares were listed for quoting on the OTC Markets on June 23, 2016, under the symbol “KVWH.” To date there have been no trades of our common shares.

Our shares are issued in registered form. ClearTrust LLC, 16540 Pointe Village Dr., Suite 210, Lutz, FL 33558 (Telephone: (813) 235-4490; Facsimile: (813) 388-4549 is the registrar and transfer agent for our common shares.

On December 14, 2016, the shareholders’ list showed 27 registered shareholders with 15,720,000 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended September 30, 2016, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended September 30, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended September 30, 2016.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash Requirements and Future Financings

We have not earned any revenues since our inception on September 24, 2014. Our only source of funding has been from the sale of our common shares.

We will require additional funds for our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Results of Operations - Years Ended September 30, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended September 30, 2016 and 2015, which are included herein.

Our operating results for the year ended September 30, 2016and 2015 and the changes between those periods for the respective items are summarized as follows:

	Year Ended September 30, 2016	Year Ended September 30, 2015	Change Between Years Ended September 30, 2016 and 2015

Revenue	$-	$-	$-
Selling, general and administrative expenses	1,055	3,192	(2,137)
Professional fees	42,373	44,298	(1,925)
Net Loss	$(43,428)	$(47,490)	$(4,062)

Our financial statements report a net loss of $43,428 for the year ended September 30, 2016 compared to a net loss of $47,490 for the year ended September 30, 2016. Our losses have decreased by $4,062, primarily as a result of a decrease in consulting fees.

Our operating expenses, which equaled our net loss, for the year ended September 30, 2016, were $43,428 compared to $47,490 as of September 30, 2015.

Liquidity and Financial Condition

Working Capital

	At September 30, 2016	At September 30, 2015

Current assets	$2,533	$29,460
Current liabilities	17,326	825
Working capital (deficiency)	$(14,793)	$28,635

As at September 30, 2016, our current assets were $2,533 and our current liabilities were $17,326, which resulted in a working capital deficiency of $14,793. As at September 30, 2016, current assets consisted solely of $2,533 in cash, compared to $27,275 in cash and $2,185 in prepaid legal fees at September 30, 2015. As at September 30, 2016, current liabilities were comprised of $7,326 in accounts payable and accrued expenses and $10,000 in due to related party, compared to $825 in accounts payable and accrued expenses at September 30, 2015.

Cash Flows

	Year Ended
	September 30
	2016	2015

Net cash used in operating activities	$(34,742)	$(48,850)
Net cash provided by financing activities	10,000	72,200
Net increase (decrease) in cash during period	$(24,742)	$23,350

Operating Activities

We have not generated positive cash flows from operating activities. For the year ended September 30, 2016, net cash flows used in operating activities was $34,742 consisting of a net loss of $43,428 and was offset by a decrease in prepaid legal fees of $2,185 and an increase in accounts payable and accrued expenses of $6,501. For the year ended September 30, 2015, net cash flows used in operating activities was $48,850, consisting of a net loss of $47,490 and was offset by an increase in prepaid expenses of $2,185 and an increase in accounts payable and accrued expenses of $825.

Financing Activities

We have financed our operations from the issuance of equity and loans from related parties. For the year ended September 30, 2016 and 2015, we generated $10,000 and $72,200 from financing activities, respectively. For the year ended September 30, 2016, we received loans from a related party for $10,000. For the year ended September 30, 2015, we received $72,200 from the sale of common stock.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of September 30, 2016, our company had a net loss of $43,428 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2017. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

KILLER WAVES HAWAII, INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AND

 FINANCIAL STATEMENTS

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite.113 Tampa, FL 33612 {813)443-0619

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Killer Waves Hawaii, Inc.

We have audited the accompanying balance sheet of Killer Waves Hawaii, Inc. as of September 30, 2016 and 2015, and the related statement of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Killer Waves Hawaii, Inc. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

12/16/2016

KILLER WAVES HAWAII, INC

Balance Sheets

	September 30,	September 30,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$2,533	$27,275
Prepaid legal fees	-	2,185
Total Current Assets	2,533	29,460

TOTAL ASSETS	$2,533	$29,460

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$7,326	$825
Due to related party	10,000	-
Total Current Liabilities	17,326	825

TOTAL LIABILITIES	17,326	825

Stockholders' Equity (Deficit)
Preferred stock: 25,000,000 authorized; $0.001 par value no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value 15,720,000 shares issued and outstanding, respectively	15,720	15,720
Additional paid in capital	61,480	61,480
Accumulated deficit	(91,993)	(48,565)
Total Stockholder’s Equity (Deficit)	(14,793)	28,635

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,533	$29,460

The accompanying notes are an integral part of these financial statements.

F-3

KILLER WAVES HAWAII, INC

Statements of Operations

	Year Ended
	September 30,
	2016	2015

Revenues	$-	$-

Operating Expenses
Selling, general and administrative	1,055	3,192
Professional fees	42,373	44,298
Total operating expenses	43,428	47,490

Net loss	$(43,428)	$(47,490)

Basic and dilutive loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	15,720,000	14,478,399

The accompanying notes are an integral part of these financial statements.

KILLER WAVES HAWAII, INC

Statement of Changes in Stockholders’ Equity (Deficit)

For the year ended September 30, 2016 and 2015

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, September 30, 2014	-	$-	5,000,000	$5,000	$-	$(1,075)	$3,925

Stock issued for cash at $0.005 per share			7,000,000	7,000	28,000		35,000
Stock issued for cash at $0.01 per share			3,720,000	3,720	33,480		37,200
Net loss						(43,428)	(47,490)
Balance, September 30, 2015	-	$-	15,720,000	$15,720	$61,480	$(48,565)	$28,635

Net loss						(43,428)	(43,428)
Balance, September 30, 2016	-	$-	15,720,000	$15,720	$61,480	$(91,993)	$(14,793)

The accompanying notes are an integral part of these financial statements.

KILLER WAVES HAWAII, INC

Statements of Cash Flows

	Year Ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,428)	$(47,490)

Changes in operating assets and liabilities:
Prepaid expenses	2,185	(2,185)
Accounts payable and accrued expenses	6,501	825
Net Cash Used in Operating Activities	(34,742)	(48,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder loan	10,000	-
Proceeds from issuance of stock	-	72,200
Net Cash Provided By Financing Activities	10,000	72,200

Net increase (decrease) in cash and cash equivalents	(24,742)	23,350
Cash and cash equivalents, beginning of period	27,275	3,925
Cash and cash equivalents, end of period	$2,533	$27,275

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KILLER WAVES HAWAII, INC

Notes to the Audited Financial Statements

September 30, 2016 and 2015

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2016, the Company has a loss from operations of $43,428, an accumulated deficit of $91,993 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended September 30, 2017.

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,533 and $27,275 in cash and cash equivalents at September 30, 2016 and 2015, respectively.

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

The following table sets forth the computation of basic earnings per share, for the year ended September 30, 2016 and 2015:

	Year Ended
	September 30,
	2016	2015
Net loss	$(43,428)	$(47,490)

Weighted average common shares issued and outstanding (Basic and Diluted)	15,720,000	14,478,399

Net loss per share, Basic and Diluted	$(0.00)	$(0.00)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016. The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans approximate their fair values due to the short-term maturities of these financial instruments.

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

No stock-based compensations costs were incurred for the period ended September 30, 2016 and 2015.

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred. No advertising costs were incurred for the period ended September 30, 2016 and 2015.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2016 and 2015.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605, “Revenue Recognition.” No revenue has been recognized since inception. However, the Company will recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;

ii)	Service has been provided;

iii)	The fee is fixed or determinable; and,

iv)	Collection is reasonably assured.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets - referred to as "lessees"- to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, the standard is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which financial statements have not yet been issued. The Company is currently evaluating the potential impact that the adoption of ASU No. 2016-02 may have on its financial statements.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue From Contracts With Customers (Topic 606).” The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are still evaluating the effect of the adoption of ASU 2014-09.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 - EQUITY

Preferred Stock

The Company has authorized 25,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as of September 30, 2016 and 2015.

Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended September 30, 2016, the Company issued no common shares.

During the year ended September 30, 2015, the Company issued common shares for cash, as follows:

•	On October 17, 2014, the Company issued to its founder 7,000,000 shares of common stock at $0.005 per share for $35,000.

•	On December 24, 2014, the Company issued to unaffiliated investors, 1,950,000 shares of common stock at $0.01 per share for $19,500.

•	During January 2015, the Company issued to unaffiliated investors, 1,770,000 shares of common stock at $0.01 per share for $17,700.

As of September 30, 2016, and 2015, the Company has 15,720,000 common shares of common stock issued and outstanding, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 - PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	September 30, 2016	September 30, 2015
Income tax expense at statutory rate	$13,703	$16,146
Valuation allowance	(13,703)	(16,146)
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	September 30, 2016	September 30, 2015
Net operating loss carry forward	$30,215	$16,512
Valuation allowance	(30,215)	(16,512)
Net deferred tax asset	$-	$-

Utilization of the net operating loss (“NOL”) carry forwards, of approximately $91,993 for federal income tax reporting purposes, may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an "ownership change" as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

NOTE 5 - RELATED PARTY TRANSACTIONS

Equity

On October 17, 2014, the Company issued 7,000,000 shares of its common stock to an officer at $0.005 per share for $35,000.

Other

During the year ended September 30, 2016, the Company borrowed $10,000 from the CEO of the Company. As of September 30, 2016, the company had due to related party of $10,000 and $0, respectively.

The controlling shareholder has pledged his support to fund continuing operations during the development stage; however, there is no written commitment to this effect. The Company is dependent upon this continued support.

The officer and director of the Company may be involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingencies as of September 30, 2016.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no other events have occurred that require disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On June 22, 2015, our company was notified of the resignation of our independent public accounting firm, DKM Certified Public Accountants ("DKM") effective that date. Our company's Board of Directors accepted the resignation of DKM upon receipt of the notification and retained a new independent accounting firm.

On June 30, 2015 (the “Engagement Date”), we engaged Stevenson & Company CPAs LLC (“S&CO”) as our independent registered public accounting firm for our company’s fiscal year ended September 30, 2015. The decision to engage S&CO as our company’s independent registered public accounting firm was approved by our Board of Directors.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2016, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

As of September 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Gordon Lett	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	52	September 24, 2014
Marian Prosser	Secretary and Director	54	December 1, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Gordon Lett - President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Mr. Lett has been the President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director since September 24, 2014.

Mr. Lett graduated with an Associate of Arts Degree in 1983 from Valencia Community College in Orlando, Florida. He holds a broker’s real estate license with the state of Hawai’i, and for the last 14 years Mr. Lett has been working as a sales executive for the Marriott World Wide Vacations division on Kauai. Mr. Lett is currently the President of Killer Waves Hawai’i Inc., incorporated in Hawaii. Mr. Lett’s extensive experience with the vacation industry qualifies him as a member of the Board of Directors.

Marian Prosser – Secretary and Director

Ms. Prosser has acted as our secretary and director since December 1, 2014.

Ms. Prosser is a native of the Colorado Rocky Mountains. She studied Journalism, Landscape Architecture and Psychology at the University of Colorado, Boulder, then studied Wellness and Fitness Program Design, and was licensed in 1985 through Florida School of Massage in Gainesville, Florida. Marian had a private bodywork practice for 25 years, does Disaster Recovery for Department of Homeland Security, is a homemaker and tends a three and half-acre farm on Maui, with her husband. She is the Secretary for Killer Waves Hawai’i, Inc. We believe that Ms. Prosser’s local area knowledge will be a benefit to the Board of Directors.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended September 30, 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of September 30, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and no revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2016 and 2015; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended September 30, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)

Gordon Lett President,	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CFO, Treasurer and Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Marian Prosser	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary and Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended September 30, 2016 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended September 30, 2016 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 25, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Gordon Lett PO Box 731 Lawai, HI 96765	12,000,000 Common Shares	76.3%

Marian Prosser PO Box 731 Lawai, HI 96765	Nil	0%

Directors and Executive Officers as a Group	12,000,000 Common Shares	76.3%

___________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 25, 2016. As of November 25, 2016, there were 15,720,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended September 30, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with two directors, consisting of Gordon Lett and Marian Prosser.

We have determined we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2016 and for fiscal year ended September 30, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	September 30, 2016	September 30, 2015

Audit Fees	$9,000	$6,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$9,000	$6,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered. The board of directors has approved continued engagement with Stevenson & Company CPAS, LLC for all audit services.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1) Financial statements for our company are listed in the index under Item 8 of this document.

(2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on November 3, 2015)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on November 3, 2015)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

KILLER WAVES HAWAII, INC.
(Registrant)

Dated: December 16, 2016	/s/ Gordon Lett
Gordon Lett
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 16, 2016	/s/ Gordon Lett
Gordon Lett
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: December 16, 2016	/s/ Marian Prosser
Marian Prosser
Secretary and Director

