Form 10-Q
period 2016-12-31
ACRO BIOMEDICAL CO., LTD.
filed 2017-02-14
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to_______

Commission File Number:  333-207765

ACRO BIOMEDICAL CO., LTD.
(Exact name of registrant as specified in its charter)

Nevada	47-1950356
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6F. No. 398, Xingshan Rd., Neihu Dist., Taipei City 114, Taiwan, Republic of China
(Address of principal executive offices)

+886-2-2790-6189
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No [Does the Company have a website?]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☒ Yes     ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,720,000 shares of common stock on February 10, 2017

ACRO BIOMEDICAL CO., LTD.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended September 30, 2016, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 FREE.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ACRO BIOMEDICAL CO., LTD.

(Formerly Killer Waves Hawaii, Inc)

Balance Sheets

	December 31,	September 30,
	2016	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,391	$2,533
Total Current Assets	2,391	2,533

TOTAL ASSETS	$2,391	$2,533

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$14,597	$7,326
Due to related party	10,000	10,000
Total Current Liabilities	24,597	17,326

TOTAL LIABILITIES	24,597	17,326

Stockholders' Deficit
Preferred stock: 25,000,000 authorized; $0.001 par value, no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value, 15,720,000 shares issued and outstanding	15,720	15,720
Additional paid in capital	61,480	61,480
Accumulated deficit	(99,406)	(91,993)
Total Stockholder’s Deficit	(22,206)	(14,793)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,391	$2,533

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

(Formerly Killer Waves Hawaii, Inc)

Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2016	2015

Revenues	$-	$-

Operating Expenses
Selling, general and administrative	62	33
Professional fees	7,351	13,793
Total operating expenses	7,413	13,826

Net loss	$(7,413)	$(13,826)

Basic and dilutive loss per share of common stock	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding	15,720,000	15,720,000

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

(Formerly Killer Waves Hawaii, Inc)

Statement of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,413)	$(13,826)

Changes in operating assets and liabilities:
Prepaid expenses	-	1,635
Accounts payable	7,271	823
Net Cash Used in Operating Activities	(142)	(11,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by Financing Activities	-	-

Net cash decrease for period	(142)	(11,368)
Cash at beginning of period	2,533	27,275
Cash at end of period	$2,391	$15,907

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

(Formerly Killer Waves Hawaii, Inc)

Notes to the Unaudited Financial Statements

December 31, 2016

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Acro Biomedical Co., Ltd. (the “Company”) is a Nevada corporation incorporated on September 24, 2014 under the name Killer Waves Hawaii, Inc. On January 30, 2017, the Company’s corporate name was changed to Acro Biomedical Co., Ltd.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is September 30.

To date, the Company's activities have been limited to its formation and the raising of equity capital. The Company’s initial business plan was to build a family waterpark in a state-of-the-art designed aquatic center in several locations throughout the Hawaiian Islands. The Company was not able to develop this business and it did not generate any revenues in this business. Following a change of control, on January 30, 2017, the Company has determined to discontinue its efforts to develop aquatic centers, and it will seek to engage in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. In this connection, the Company intends to conduct research and development on its own proprietary products based on cordyceps sinensis. Cordyceps is a fungus that is used in traditional Chinese medicine. Cordyceps sinensis has been described as a medicine in old Chinese medical books and Tibetan medicine. It is a rare combination of a caterpillar and a fungus and found at altitudes above 4500m in Sikkim.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2016 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2016 included within the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,391 and $2,533 in cash and cash equivalents at December 31, 2016 and September 30, 2016, respectively.

Financial Instruments

The carrying values of our financial instruments, including, cash and cash equivalents, and accounts payable and accrued expenses, approximate their fair values due to the short-term maturities of these financial instruments.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Recent Accounting Pronouncements

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis.

In December 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for FASB Accounting Standards Codification Topic 606. Public entities should apply Topic 606 (and related amendments) for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently evaluating the potential impact that the adoption of this ASU may have on its financial statements.

Management has considered all other recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2016, the Company has a loss from operations of $7,413, an accumulated deficit of $99,406 and has generated no revenues since inception. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development and implementation of its business plan. The Company intends to seek to fund its operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended September 30, 2017. The Company has no agreements with respect to the sale of equity securities and can give no assurance that it will be able to raise any funds in the equity market or otherwise.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - EQUITY

Preferred Stock

The Company has authorized 25,000,000 shares preferred stock with a par value of $0.001 per share. The board of directors is authorized to issue the preferred stock in one or more series and each such series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Corporation may determine. As of December 31, 2016, no series of preferred stock has been designated and no shares of preferred stock had been issued.

Common Stock

The Company has 100,000,000 authorized shares of common stock, with a par value of $0.001 per share, of which 15,720,000 shares were outstanding on December 31, 2016.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2016, the Company borrowed $10,000 from the CEO of the Company. As of December 31, 2016 and September 30, 2016, the company had due to related party of $10,000.

NOTE 6 - SUBSEQUENT EVENTS

On January 30, 2017, the Company had a change of control when the officers and directors of the Company sold their common shares, representing 76.3% of the issued and outstanding common shares, and resigned all positions. In connection with the change of control, the Company’s chief executive officer forgave the $10,000 debt owing to him.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our initial business plan was to build a family waterpark in a state-of-the-art designed aquatic center in several locations throughout the Hawaiian Islands. We were not able to develop this business and we did not generate any revenues in this business since our organization. On January 30, 2017, our principal stockholder sold his stock in our company, which represented more than 76% of our outstanding stock. Following a change of control, on January 30, 2017, we are discontinuing our efforts to develop aquatic centers, and we will seek to engage in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. In this connection we intend to conduct research and development on our own proprietary products based on cordyceps sinensis. Cordyceps is a fungus that is used in traditional Chinese medicine. Cordyceps sinensis has been described as a medicine in old Chinese medical books and Tibetan medicine. It is a rare combination of a caterpillar and a fungus and found at altitudes above 4500m in Sikkim.

As of the date of this report, we have not taken any steps toward the implementation of our new business plan, and we can give no assurance that we can or will be successful in developing marketable products. At present, we have no full-time employees. We face significant risks in implementing our business plan including, but not limited to, our ability to raise the necessary financing either through the sale of debt or equity securities or through a loan facility, our ability to hire and retain qualified research and development, marketing and administrative personnel, our ability to develop products and to market in the United States and other western markets any products we may develop, our ability to comply with any government regulations relating to the manufacture, distribution and marketing any products we develop. We cannot assure you that we can or will generate revenue or profits.

We require funds for our operations. Although we intends to seek to raise funds in the equity market, we can give no assurance as to the availability or terms of any such financing. There is no trading market in our common stock, and any sale of our equity securities could result in material dilution to the stockholders. If we are not able to raise the necessary funds, we may be unable to commence operations.

Results of Operations

For the three months ended December 31, 2016 and 2015.

The following table provides the results of operations for the three months ended December 31, 2016 and 2015;

	December 31, 2016	December 31, 2015	Change	% Change
Revenue	$-	$-	$-	-
Operating Expenses			-	-
Selling, general and administrative	62	33	29	88%
Professional fees	7,351	13,793	(6,442)	(47%)
Total Operating expenses	7,413	13,826	(6,413)	(46%)
Operating loss	(7,413)	(13,826)	(6,413)	(46%)
Provision for income tax	-	-	-	-
Net Loss	$(7,413)	$(13,826)	$(6,413)	(46%)

We have not commenced business operations and have not generated any revenue since our organization. For the three months ended December 31, 2016 and 2015, our principal expenses were legal, accounting and other professional fees that are primarily related to our filings with the SEC.

Liquidity and Capital Resources

	December 31,	September 30,
	2016	2016	Change	% Change
Current assets	$2,391	$2,533	$(142)	(6%)
Current liabilities	$24,597	$17,326	$7,271	42%
Working capital deficiency	$22,206	$14,793	$7,413	50%

Working capital deficiency increased by $7,413, or 50%, during the three months ended December 31, 2016 compared with the three months ended December 31, 2015, reflecting our net loss.

As of December 31, 2016, we had cash or cash equivalents of $2,391.

	Three Months Ended
	December 31, 2016	December 31, 2015
Cash used in operating activities	$(142)	$(11,368)
Cash provided by financing activities	-	-
Cash and cash equivalents end of period	$2,391	$15,907

Cash used in operating activities was $142 for the three months ended December 31, 2016, as compared with the and cash used in operating activities of $11,368 for the three months ended December 31, 2015. During the three months ended December 31, 2016 we incurred a net loss of $7,413, which was reduced by an increase in accounts payable of $7,271. During the three-month ended December 31, 2015, our cash used in operations reflected our net loss of $13,826, which was reduced by a decrease in prepaid expenses of $1,635 and an increase in accounts payable of $823.

From inception (September 24, 2014) through December 31, 2016, we did not use any cash for investing activities.

During the three months ended December 31, 2016 and 2015, we did not receive any cash from financing activities.

We do not have sufficient cash for the next 12 months. If we are unable to meet our needs for cash from either our revenues or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

Going Concern

We have a history of operating losses. The report of our independent auditors issued on our financial statements as of and for the year ended September 30, 2016, expresses substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed such positions on January 30, 2017. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of December 31, 2016, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended September 30, 2016, management has determined that our internal controls contain material weaknesses due to inadequate segregation of duties consistent with control objectives; and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines as well as the lack of an audit committee or independent directors. These problems continue to affect us as we only have one executive officer, who serves as chief executive officer and chief financial officer.

During the period ended December 30, 2016, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6: EXHIBITS

Exhibits

Exhibit Number	Description of Exhibits
31.1	Section 302 Certificate of Chief Executive Officer and Principal Financial Officer.
32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRO BIOMEDICAL CO., LTD.

Dated: February 14, 2017	By:	/s/ Pao-Chi Chu
Pao-Chi Chu
Chief Executive Officer and Chief Financial Officer

