Form 10-Q
period 2017-03-31
ACRO BIOMEDICAL CO., LTD.
filed 2017-05-22
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☒ Yes    ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,160,000 shares of common stock on May 18, 2017. The number of shares reflects a three-for-one stock distribution payable to holders of record on May 18, 2017.

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

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

	March 31,	September 30,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$2,533
Prepaid legal fees	2,000	-
Total Current Assets	2,000	2,533

TOTAL ASSETS	$2,000	$2,533

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$9,567	$7,326
Due to related party	8,710	10,000
Total Current Liabilities	18,277	17,326

TOTAL LIABILITIES	18,277	17,326

Stockholders' Deficit
Preferred stock: 25,000,000 authorized; $0.001 par value no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value 47,160,000 shares issued and outstanding	47,160	47,160
Additional paid in capital	58,412	30,040
Accumulated deficit	(121,849)	(91,993)
Total Stockholder’s Deficit	(16,277)	(14,793)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,000	$2,533

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	651	18	713	51
Professional fees	21,792	6,332	29,143	20,125
Total operating expenses	22,443	6,350	29,856	20,176

Net loss	$(22,443)	$(6,350)	$(29,856)	$(20,176)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	47,160,000	47,160,000	47,160,000	47,160,000

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statement of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,856)	$(20,176)

Changes in operating assets and liabilities:
Prepaid expenses	(2,000)	(1,815)
Accounts payable and accrued expenses	2,241	2,458
Net Cash Used in Operating Activities	(29,615)	(19,533)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	29,461	-
Repayment to related party	(2,379)	-
Net cash provided by Financing Activities	27,082	-

Net cash decrease for period	(2,533)	(19,533)
Cash at beginning of period	2,533	27,275
Cash at end of period	$-	$7,742

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt forgiveness	$28,372	$-

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Notes to the Unaudited Financial Statements

March 31, 2017

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

To date, the Company's activities have been limited to its formation and the raising of equity capital. The Company’s initial business plan was to build a family waterpark in a state-of-the-art designed aquatic center in several locations throughout the Hawaiian Islands. The Company was not able to develop this business and it did not generate any revenues in this business. Following a change of control, on January 30, 2017, the Company discontinued its efforts to develop aquatic centers, and it is seeking to engage in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. In this connection, the Company intends to conduct research and development on its own proprietary products based on cordyceps sinensis. Cordyceps is a fungus that is used in traditional Chinese medicine. Cordyceps sinensis has been described as a medicine in old Chinese medical books and Tibetan medicine. It is a rare combination of a caterpillar and a fungus and found at altitudes above 4500m in Sikkim.

On April 25, 2017, the sole director of the Company approved a three-for-one stock distribution pursuant to which the Company is issuing two shares of common stock for each share of common stock outstanding on the record date, May 18, 2017. All share and per share information in these financial statements retroactively reflect this stock distribution.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $0 and $2,533 in cash and cash equivalents at March 31, 2017 and September 30, 2016, respectively.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2017, the Company has a loss from operations of $29,856, an accumulated deficit of $121,849 and has generated no revenues since inception. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development and implementation of its business plan. The Company intends to seek to fund its operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended September 30, 2017. The Company has no agreements with respect to the sale of equity securities and can give no assurance that it will be able to raise any funds in the equity market or otherwise.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - EQUITY

Preferred Stock

The Company has authorized 25,000,000 shares preferred stock with a par value of $0.001 per share. The board of directors is authorized to issue the preferred stock in one or more series and each such series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Corporation may determine. As of March 31, 2017, no series of preferred stock has been designated and no shares of preferred stock had been issued.

Common Stock

The Company has 100,000,000 authorized shares of common stock, with a par value of $0.001 per share, of which 47,160,000 shares were outstanding on March 31, 2017.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2017, the Company borrowed $8,710 from the chief executive officer of the Company.

During the six months ended March 31, 2017, the Company borrowed $20,751 from the former chief executive officer of the Company and repaid $2,379. On March 31, 2017, in connection with the sale by the former chief executive officer of his stock, a non-interest bearing demand loan of $28,372, was cancelled by the former chief executive officer and recorded as additional paid in capital.

As of March 31, 2017 and September 30, 2016, the company had due to related party of $8,710 and $10,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our initial business plan was to build a family waterpark in a state-of-the-art designed aquatic center in several locations throughout the Hawaiian Islands. We were not able to develop this business and we did not generate any revenues in this business since our organization. On January 30, 2017, our principal stockholder sold his stock in our company, which represented more than 76% of our outstanding stock. Following a change of control on January 30, 2017, we have discontinued our efforts to develop aquatic centers, and we are seeking to engage in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. In this connection we intend to conduct research and development on our own proprietary products based on cordyceps sinensis. Cordyceps is a fungus that is used in traditional Chinese medicine. Cordyceps sinensis has been described as a medicine in old Chinese medical books and Tibetan medicine. It is a rare combination of a caterpillar and a fungus and found at altitudes above 4500m in Sikkim.

As of the date of this report, our operations in our new business are in the planning stages. We can give no assurance that we can or will be successful in developing marketable products. At present, we have no full-time employees. We face significant risks in implementing our business plan including, but not limited to, our ability to raise the necessary financing either through the sale of debt or equity securities or through a loan facility, our ability to hire and retain qualified research and development, marketing and administrative personnel, our ability to develop products and to market in the United States and other western markets any products we may develop, our ability to comply with any government regulations relating to the manufacture, distribution and marketing any products we develop. We cannot assure you that we can or will generate revenue or profits.

We require funds for our operations. Although we intend to seek to raise funds in the equity market, we can give no assurance as to the availability or terms of any such financing. There is no trading market in our common stock, and any sale of our equity securities could result in material dilution to the stockholders. If we are not able to raise the necessary funds, we may be unable to commence operations.

Results of Operations

For the three and six months ended March 31, 2017 and 2016.

We have not generated any revenue since our organization. For the three months ended March 31, 2017, we incurred general and administrative expenses of $651 and professional fees of $21,792, resulting in total operating expenses and a net loss of $22,443, or $(0.00) per share (basic and diluted), as compared with general and administrative expenses of $18 and professional fees of $6,332, resulting in total operating expenses and a net loss of $6,350, or $(0.00) per share (basic and diluted) for the comparable period of 2016.

For the six months ended March 31, 2017, we incurred general and administrative expenses of $713 and professional fees of $29,143, resulting in total operating expenses and a net loss of $29,856, or $(.0.00) per share (basic and diluted), as compared with general and administrative expenses of $51 and professional fees of $20,125, resulting in total operating expenses and a net loss of $20,176, or $(0.00) per share (basic and diluted) for the comparable period of 2016.. Our principal expenses were legal, accounting and other professional fees that are primarily related to our filings with the SEC.

Liquidity and Capital Resources

	March 31,	September 30,
	2017	2016	Change	% Change
Current assets	$2,000	$2,533	$(533)	(21%)
Current liabilities	$18,277	$17,326	$951	5%
Working capital deficiency	$16,277	$14,793	$(1,484)	10%

Working capital deficiency increased by $1,484, or 10%, during the six months ended March 31, 2017, reflecting our net loss.

As of March 31, 2017, our only current assets were prepaid legal fees of $2,000.

	Six Months Ended
	March 31, 2017	March 31, 2016
Cash used in operating activities	$(29,615)	$(19,533)
Cash provided by investing activities	-	-
Cash provided by financing activities	27,082	-
Cash and cash equivalents end of period	$-	$7,742

Cash used in operating activities of $29,615 for the six months ended March 31, 2017 and $19,533 for the six months ended March 31, 2016 primarily reflected the net loss for the respective periods.

From inception (September 24, 2014) through March 31, 2017, we did not use any cash for investing activities.

During the six months ended March 31, 2017, our cash from financing activities reflected advances from related parties of $29,461, net of payments to related parties of $2,379. We did not receive any cash from financing activities in the six months ended March 31, 2016.

We do not have sufficient cash for the next 12 months. If we are unable to meet our needs for cash from either our revenues or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

Going Concern

We have a history of operating losses. The report of our independent auditors issued on our financial statements as of and for the year ended September 30, 2016, expresses substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2017, we had a loss from operations of $29,856, an accumulated deficit of $121,849 and we have generated no revenues since inception. Our ability to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development and implementation of our business plan, as to which no assurance can be given. We intend to seek to fund its operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended September 30, 2017. We have no agreements with respect to the sale of equity securities and can give no assurance that we will be able to raise any funds in the equity market or otherwise.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed such positions on January 30, 2017 and who is only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of March 31, 2017, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended September 30, 2016, management has determined that our internal controls contain material weaknesses due to inadequate segregation of duties consistent with control objectives; and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines as well as the lack of an audit committee or independent directors. These problems continue to affect us as we only have one full-time executive officer, who is our only full-time employee and who serves as chief executive officer and chief financial officer.

During the period ended March 31, 2017, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACRO BIOMEDICAL CO., LTD.

Dated: May 22, 2017	By:	/s/ Pao-Chi Chu
Pao-Chi Chu
Chief Executive Officer and Chief Financial Officer

