Form 10-Q
period 2017-06-30
ACRO BIOMEDICAL CO., LTD.
filed 2017-08-11
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,160,000 shares of common stock on August 10, 2017.

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

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

	June 30,	September 30,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$2,533
Prepaid expenses	2,500	-
Total Current Assets	2,500	2,533

TOTAL ASSETS	$2,500	$2,533

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$4,400	$7,326
Due to related parties	26,264	10,000
Total Current Liabilities	30,664	17,326

TOTAL LIABILITIES	30,664	17,326

Stockholders’ Deficit
Preferred stock: 25,000,000 authorized; $0.001 par value no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value 47,160,000 shares issued and outstanding	47,160	47,160
Additional paid-in capital	58,412	30,040
Accumulated deficit	(133,736)	(91,993)
Total Stockholder’s Deficit	(28,164)	(14,793)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,500	$2,533

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Operating Expenses
Selling, general and administrative	$-	$18	$713	$69
Professional fees	11,887	17,107	41,030	37,232
Total operating expenses	11,887	17,125	41,743	37,301

Net loss	$(11,887)	$(17,125)	$(41,743)	$(37,301)

Basic and dilutive loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding	47,160,000	47,160,000	47,160,000	47,160,000

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,743)	$(37,301)

Changes in operating assets and liabilities:
Prepaid expenses	(2,500)	1,985
Accounts payable and accrued expenses	(2,926)	10,182
Net Cash Used in Operating Activities	(47,169)	(25,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	47,015	-
Repayment to related party	(2,379)	-
Net cash provided by Financing Activities	44,636	-

Net cash decrease for period	(2,533)	(25,134)
Cash at beginning of period	2,533	27,275
Cash at end of period	$-	$2,141

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt forgiveness by related party	$28,372	$-

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Notes to the Unaudited Financial Statements

June 30, 2017

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2016 have been omitted; these financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2016 included within the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $0 and $2,533 in cash and cash equivalents at June 30, 2017 and September 30, 2016, respectively.

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

Recent Accounting Pronouncements

Management has considered all other recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2017, the Company has a loss from operations of $41,743, an accumulated deficit of $133,736 and has generated no revenues since inception and had no cash. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining financing to enable it to commence operations, and development and implementation of its business plan. The Company intends to seek to fund its operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other near-term cash requirements. The Company has no agreements with respect to the sale of equity securities and can give no assurance that it will be able to raise any funds in the equity market or otherwise.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - EQUITY

Preferred Stock

The Company has authorized 25,000,000 shares preferred stock with a par value of $0.001 per share. The board of directors is authorized to issue the preferred stock in one or more series and each such series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Corporation may determine. As of June 30, 2017, no series of preferred stock has been designated and no shares of preferred stock had been issued.

Common Stock

The Company has 100,000,000 authorized shares of common stock, with a par value of $0.001 per share, of which 47,160,000 shares were outstanding on June 30, 2017.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2017, the Company borrowed $26,264 from the chief executive officer of the Company.

During the nine months ended June 30, 2017, the Company borrowed $20,751 from the former chief executive officer of the Company and repaid $2,379. On June 30, 2017, in connection with the sale by the former chief executive officer of his stock, a non-interest bearing demand loan of $28,372, was cancelled by the former chief executive officer and recorded as additional paid-in capital.

As of June 30, 2017 and September 30, 2016, the Company had due to related party of $26,264 and $10,000, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our initial business plan was to build a family waterpark in a state-of-the-art designed aquatic center in several locations throughout the Hawaiian Islands. We were not able to develop this business and we did not generate any revenues in this business since our organization. On January 30, 2017, our then principal stockholder sold his stock in our company, which represented more than 76% of our outstanding stock. Following a change of control on January 30, 2017, we discontinued our efforts to develop aquatic centers, and we are seeking to engage in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. In this connection we intend to conduct research and development on our own proprietary products based on cordyceps sinensis. Cordyceps is a fungus that is used in traditional Chinese medicine. Cordyceps sinensis has been described as a medicine in old Chinese medical books and Tibetan medicine. It is a rare combination of a caterpillar and a fungus and found at altitudes above 4500m in Sikkim.

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

We require funds for our operations. At June 30, 2017, we had no cash and our only asset was a prepaid expense of $2,500. Although we intend to seek to raise funds in the equity market, we can give no assurance as to the availability or terms of any such financing. There is no trading market in our common stock, and any sale of our equity securities could result in material dilution to the stockholders. If we are not able to raise the necessary funds, we may be unable to commence operations in our proposed business.

Results of Operations

For the three and nine months ended June 30, 2017 and 2016.

We have not generated any revenue since our organization. For the three months ended June 30, 2017, we incurred operating expenses, all of which were professional fees, of $11,887 and a net loss of $11,887, or $(.0.00) per share (basic and diluted), as compared with operating expenses, primarily consisting of professional fees, of $17,125, resulting a net loss of $17,125, or $(0.00) per share (basic and diluted) for the comparable period of 2016.

For the nine months ended June 30, 2017, we incurred operating expenses, primarily consisting of professional fees, of $41,743, resulting in a net loss of $41,743, or $(.0.00) per share (basic and diluted), as compared with operating expenses of $37,301, primarily consisting of professional fees, resulting in a net loss of $37,301, or $(0.00) per share (basic and diluted) for the comparable period of 2016. Our principal expenses were legal, accounting and other professional fees that are primarily related to our filings with the SEC. The expenses during the three and nine months ended June 30, 3016, related to the proposed aquatic center business.

Liquidity and Capital Resources

	June 30,	September 30,
	2017	2016	Change	% Change
Current assets	$2,500	$2,533	$(33)	(1%)
Current liabilities	$30,664	$17,326	$13,338	77%
Working capital deficiency	$28,164	$14,793	$13,371	90%

Working capital deficiency increased by $13,371, or approximately 90%, during the nine months ended June 30, 2017, reflecting our net loss, and our loans from our chief executive officer.

As of June 30, 2017, our only current asset was a prepaid expense of $2,500.

	Nine Months Ended
	June 30, 2017	June 30, 2016
Cash (used) in operating activities	$(47,169)	$(25,134)
Cash provided by investing activities	--	--
Cash provided by financing activities	44,636	-
Cash and cash equivalents end of period	$--	$2,141

Cash used in operating activities of $47,169 for the nine months ended June 30, 2017 and $25,134 for the nine months ended June 30, 2016 primarily reflected the net loss for the respective periods.

From inception (September 24, 2014) through June 30, 2017, we did not use any cash for investing activities.

During the nine months ended June 30, 2017, our cash from financing activities reflected advances from related parties of $29,461, net of payments to related parties of $2,379. We did not receive any cash from financing activities in the nine months ended June 30, 2016.

We do not have sufficient cash for the next 12 months. If we are unable to meet our needs for cash from either our revenues or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

Going Concern

We have a history of operating losses. The report of our independent auditors issued on our financial statements as of and for the year ended September 30, 2016, expresses substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2017, we had a loss from operations of $41,743 for the nine months ended June 30, 2017, an accumulated deficit of $133,736 and we have generated no revenues since inception. Our ability to emerge from the development stage is dependent upon, among other things, obtaining financing to enable us to commence operations, and development and implementation of our business plan, as to which no assurance can be given. We intend to seek to fund our operations through equity financing arrangements, which may be insufficient to fund our near-term capital expenditures, working capital and other cash requirements. We have no agreements with respect to the sale of equity securities and can give no assurance that we will be able to raise any funds in the equity market or otherwise.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed such positions on January 30, 2017 and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of June 30, 2017, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended September 30, 2016, management has determined that our internal controls contain material weaknesses due to inadequate segregation of duties consistent with control objectives; and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines as well as the lack of an audit committee or independent directors. These problems continue to affect us following a change in our directors and management and proposed direction of our business, as we only have one executive officer, who is our only employee and who serves as chief executive officer and chief financial officer on a part-time basis.

During the period ended June 30, 2017, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACRO BIOMEDICAL CO., LTD.

Dated: August 11, 2017	By:	/s/ Pao-Chi Chu
Pao-Chi Chu
Chief Executive Officer and Chief Financial Officer

