Form 10-K
period 2017-09-30
ACRO BIOMEDICAL CO., LTD.
filed 2018-01-16
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 33-18099-NY

ACRO BIOMEDICAL CO., LTD.
(Exact name of registrant as specified in its charter)

Nevada	47-1950356
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2175 Visionary Way, Suite 1160; Fishers, Indiana 46038
(Address of principal executive offices)

Registrant’s telephone number, including area code: (317) 286-6788

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed cannot be determined since there has never been any trading volume in the stock. Based on the current real-time best bid and asked as reported on the OTC Markets website, of “$0.08/No inside” the value of the common equity held by non-affiliates would be $1,412,000.

As of January 12, 2018, the registrant had 47,660,000 shares of common stock outstanding.

As used in this annual report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refers to Acro Biomedical Co., Ltd., unless the context indicates otherwise.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

•	Our ability to develop and market nutritional products based on cordyceps sinensis and related products.

•	The extent to which there is a market for products such as our proposed products in the United States, and our ability to address any market which may develop;

•	Our ability to generate revenue from the sale of our products;

•	Our ability to obtain raw materials and finished product on reasonable terms and in a timely manner;

•	Our ability to obtain the necessary financing for us to develop and market our products;

•	Our ability to identify, hire and retain qualified executive, administrative, research and development, marketing and other personnel;

•	To the extent that we manufacture products, our ability to establish and maintain manufacturing facilities that comply with all applicable government regulations;

•	Our ability to develop and maintain third-party manufacturing facilities for our product;

•	Our ability to establish effective marketing and distribution arrangements;

•	Our ability to comply with government regulations relating to the sale and marketing of our products;

•	Our ability to protect any intellectual property we may develop;

•	The effects on our reputation or financial condition as the result of any product recall, whether required or voluntary;

•	The effects of fluctuation of our sales on our operating results and on our ability to order products and raw materials to meet the changing needs of the market;

•	The effects of any litigation which may arise concerning the use of our products;

•	The costs associated with defending and resolving potential legal claims, even if such claims are without merit;

•	The effects on our financial condition, operating results and reputation of any adverse reactions which users of our products may sustain;

•	The development of a market for our common stock;

•	If a market in our common stock develops, actions by third parties to either sell or purchase our common stock in quantities that would have a significant effect on our stock price;

•	Risks generally associated with products that are considered nutritional supplements;

•	Current and future economic and political conditions;

•	The impact of changes in accounting rules on our financial statements;

•	Other assumptions described in this annual report; and

•	Other matters that are not within our control.

Information regarding market and industry statistics contained in this annual report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not assume any obligation to update any forward-looking statement. As a result, you should not place undue reliance on these forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report and you should not to place undue reliance on any forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under in this report, including those described under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other reports and documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

Item 1. Business

Our initial business plan was to build a family waterpark in a state-of-the-art designed aquatic center in several locations throughout the Hawaiian Islands. We were not able to develop this business and we did not generate any revenues in this business.

On January 30, 2017, our then principal stockholder sold his stock in our company, which represented more than 76% of our outstanding stock to our current chief executive officer, who acquired 63.6% of our outstanding stock, and two other individuals. Following the change of control on January 30, 2017, we discontinued our efforts to develop aquatic centers, and we are seeking to engage in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. In this connection we intend to conduct research and development on our own proprietary products based on cordyceps sinensis. Cordyceps is a fungus that is used in traditional Chinese medicine. Cordyceps sinensis has been described as a medicine in old Chinese medical books and Tibetan medicine. It is a rare combination of a caterpillar and a fungus and found at altitudes above 4500m in Sikkim. According to the Journal of Ayuveda and Integrative Medicine, the fungus is parasitic in nature. The base of the mushroom first originates from an insect larval host and ends at the club-like cap, including the stipe and stroma. The fruit body is dark brown to black, and the root of organism, the larval body pervaded by the mycelium, is yellowish to brown color. The immature larvae (host) on which cordyceps grows usually lies about 6 inches below the surface of the ground. As the fungus approaches maturity, it consumes more than 90% of the infected insect effectively mummifying its host. Local folk practitioners use the product alone or in combination with other medicinal herbs to treat various diseases. However, the effectiveness of Cordyceps sinensis, either alone or with other medicinal herbs, has not been shown as effective in double blind tests, and it has not been subject to the type of testing that would be required for prescription medication. As a result, in the United States we cannot make any claims as to specific health benefits.

We plan to conduct research and development with respect to our own proprietary products. However, to date we have not commenced research and development operations, and we cannot assure you that we will be able to develop proprietary products.

As of September 30, 2017, our only revenue resulted from the sale in September 2017 of Cordycepin and cordyceps powder to a Chinese company, Xiamen Jinxia Yongfeng Commercial Co., Ltd. for a purchase price of $510,000. Our sole supplier of both the Cordycepin and cordyceps powder was Aublog Inc., a Taiwan-based supplier.

Our Organization

We are a Nevada corporation incorporated on September 24, 2014 under the name Killer Waves Hawaii, Inc. On January 30, 2017, we changed our corporate name to Acro Biomedical Co., Ltd. Our address is 2175 Visionary Way, Suite 1160, Fishers, Indiana 46038, telephone (317) 286-6788. We do not have a corporate website.

Source of Supply

During the year ended September 30, 2017, we had one supplier, Aublog Inc., a Taiwan-based company. We do not have any long-term supply contracts. We do not plan to establish manufacturing facilities. We have engaged in initial discussions with potential contract manufacturers. If we can negotiate acceptable terms for a contract manufacturer to manufacture our products, we would source the raw materials and have the raw materials shipped to the manufacturer who would them customize the product to meet our specifications. However, the product may bear the brand names of the manufacturer rather than our brand name. If we are not able to negotiate an agreement with a contract manufacturer, we may also buy finished products from a manufacturer, which we anticipate would have the manufacturer’s brand names. Even if we engage a contract manufacturer, we may still buy a manufacturer’s brand products either from our contract manufacturer or another supplier. We cannot assure you that we will be able to develop the necessary relationships with suppliers or contract manufacturers on reasonable terms.

Government Regulations

The Federal Food, Drug, and Cosmetic Act defines a dietary ingredient as a vitamin; mineral; herb or other botanical; amino acid; dietary substance for use by man to supplement the diet by increasing the total dietary intake; or a concentrate, metabolite, constituent, extract, or combination of the preceding substances. Unlike drugs, supplements are not intended to treat, diagnose, prevent, or cure diseases, which means that supplements cannot make claims as to health benefits. Claims like these can only legitimately be made for drugs, not dietary supplements. Dietary supplements include such ingredients as vitamins, minerals, herbs, amino acids, and enzymes. Dietary supplements are marketed in forms such as tablets, capsules, softgels, gelcaps, powders, and liquids. Cordyceps is considered a dietary supplement.

The United States Food and Drug Administration regulates both finished dietary supplement products and dietary ingredients. The FDA regulates dietary supplements under a different set of regulations than those covering “conventional” foods and drug products. Under the Dietary Supplement Health and Education Act of 1994, manufacturers and distributors of dietary supplements and dietary ingredients are prohibited from marketing products that are adulterated or misbranded. That means that these firms are responsible for evaluating the safety and labeling of their products before marketing to ensure that they meet all the requirements of Dietary Supplement Health and Education Act and FDA regulations. The FDA is responsible for taking action against any adulterated or misbranded dietary supplement product after it reaches the market.

The Dietary Supplement and Nonprescription Drug Consumer Protection Act requires manufacturers, packers or distributors whose name appears on the product label of a dietary supplement to include contact information on the product label for consumers to use in reporting adverse events associated with the product’s use and to notify the FDA of any serious adverse event report within 15 business days of receiving such report. However, the reporting of an event is not an admission that the product caused the adverse event.

We are also subject to a variety of other regulations in the United States, including those relating to health, safety, bioterrorism, taxes, labor and employment, import and export, and environmental. These regulations may require significant financial and operational resources to ensure compliance, and we cannot assure you we will able to be in compliance.

Other countries also have regulations relating to the marketing, labeling and claims for dietary supplements, and, to the extent that we market our products in those countries, we must comply with all applicable regulations.

Research and Development

We intend to conduct research and development activities starting in 2018 relating to cordyceps products to be sold in the United States. We may engage third parties to perform the research and development, and the third parties may be related to our chief executive officer.

Intellectual Property Rights

We do not have any patent or other intellectual property rights with respect to any products.

Competition

A number of companies market and sell cordyceps products in the United States, including Real Mushrooms, Bulk Supplements, Terrasoul SuperFoods; Mental Refreshment Nutrition, NOW Foods, Aloha Medicinals, Natures Elements and Swanson Premium. These products include cordyceps extract as well as products that include cordyceps along with other ingredients. Many, if not all, of these companies are better known and better capitalized than we are, and we cannot assure you that we will be able to compete successfully with these and other existing suppliers of cordyceps.

Employees

We have one employee, our chief executive officer and chief financial officer, Pao-Chi Chu, who works for us on a part-time basis.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this annual report before making an investment decision with regard to our securities. The statements contained in this annual report include forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. The risks set forth below are not the only risks facing us. Additional risks and uncertainties may exist that could also adversely affect our business, prospects or operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or a significant part of your investment.

Risks Concerning our Business

We require significant funding for us to conduct our business.

At September 30, 2017, we had cash of approximately $37,000. Our principal asset at that date was prepaid inventory of $481,000. In order for us to continue in business, we will require significant additional capital either in the form of debt or equity. Because of the absence of any trading market in our stock, our financial condition and our lack of any history of operations, we may be unable to raise funds through the sale of equity securities. Since January 2017, when we changed our business focus to cordyceps products, our only source of funds, other than revenue from one sale in September 2017, has been the sale of equity securities for $500,000 and payments made on our behalf by our chief executive officer and principal stockholder. We cannot assure you that we will be able to raise the funds we require, and, if we are unable to do so, our ability to continue in business will be impaired.

If we are not able to generate revenue from the sale of our products, we may not be able to operate profitably.

Through September 30, 2017, our sole revenue has resulted from one sale of cordyceps products which we purchased from a non-affiliated Taiwan supplier and sold to one customer in China. We have not generated any revenue from the sales in the United States. Unless we are successful in generating revenue from other customers, our ability to operate profitably will be impaired. Further, as long as purchase the inventory from one supplier and immediately sell the product to a customer, we have little ability to improve our gross margin.

We have incurred losses since our inception, and we cannot assure you that we can or will ever operate profitably.

We have incurred losses since our organization. For the year ended September 30, 2017, we sustained a loss of $2,248 on revenues of $510,000, and for the year ended September 30, 2016, we sustained a loss of $43,428 on no revenue. Our principal expenses for each year are professional fees, relating to our status as a public corporation. We do not have any full-time employees and our chief executive officer, who provides his services on a part-time basis, has not received any salary. If we increase our operations, we will incur significant selling, general and administrative expenses. Unless we can significantly increase our revenue, we may not be able to operate profitably.

Our auditors’ report includes a going concern paragraph.

Our financial statements include a going-concern qualification. As of September 30, 2017, we had an accumulated deficit of $94,241. Although we hope to fund operations through equity financing arrangements, because of the absence of any trading market for our common stock, our financial condition and our lack of an operating history, we may not be able to raise funds for capital expenditures, working capital and other cash requirements. Our ability to emerge from the development stage is dependent upon, among other things, obtaining financing to continue operations and the development of our product. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We are subject to government regulations in the United States and any other countries in which we sell our products.

Sales of our products in the United States are subject to FDA regulations under the Dietary Supplement Health and Education Act, which generally provides a regulatory framework to help ensure safe, quality dietary supplements and the dissemination of accurate information about our products. The FDA does not generally regulate active ingredients in dietary supplements in the same manner as it regulates drugs unless the product makes claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, that may result in the product being subject to the restrictions and regulations imposed on drugs. We are also subject to government regulations that apply to business in general, including those relating to health, safety, bioterrorism, taxes, labor and employment, import and export, and the environment. At present, we do not have any business activities in the United States that require compliance with these regulations. However, at such time as we commence business in the United States, we may incur significant costs to ensure compliance, and we cannot assure you we will able to be in compliance. Other countries in which we may operate may have similar regulations, and, to the extent that we conduct business or sell products in these countries, we will be subject to those regulations.

We will need to develop additional sources of supply.

Our revenue through September 30, 2017 has been derived from the sale of products purchased from one supplier and sold to one customer. We will need to develop additional sources of supply for both raw materials and any finished products which we may sell. Although we believe that alternative sources of supply of both raw materials and finished products are available, any difficulty or delay in identifying and entering into supply arrangements with suppliers could impair both our gross margins and our ability to operate profitably. Further, any shortage of raw materials or interruption of supply could also result in higher prices for those materials which we may be unable to pass on to our customers. We cannot assure you that, if we develop our business, our suppliers will provide us with the quality of raw materials we need or the quantities we request or at a price we consider to be reasonable. Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials based on conditions outside of our control, including weather, transportation interruptions, strikes, terrorism, natural disasters, or other catastrophic events and well as priorities set by the manufacturer.

We need to develop and maintain marketing and distribution channels.

We presently do not have any marketing or distribution arrangements. Our one sale through September 30, 2017 was made by our chief executive officer. Unless we are able to hire qualified sales and marketing personnel and develop distribution channels to market and sell any products which we sell, we will not be able to generate sufficient revenue to enable us to operate profitably. We cannot assure you as to our ability to develop and maintain effective marketing and distribution channels.

We may not have sufficient product liability insurance to protect us against any claims we may sustain.

At present, we have not sold any products in the United States and we do not have any product liability insurance. Regardless of whether we manufacture products, we could face significant liabilities due to claims that the use of products we sell caused adverse reactions, regardless of whether we have the product manufactured for us. We could be exposed to liability based on claims that, among others: our products contain contaminants; we provide consumers with inadequate instructions about product use; or we provide inadequate warning about side effects or interactions of our products with other substances. Even if we were to prevail in any such claims, the cost of litigation and settlement could be significant and could exceed any product liability coverage we may have. Although we intend to require any contract manufacturers to maintain product liability insurance, we cannot assure you that they will have adequate, if any, product liability insurance coverage.

The market for our product is very competitive, and we may not be able to compete successfully.

The cordyceps market is highly competitive and a number of products are readily available. Most, if not all, of our competitors are substantially larger and have greater financial resources and name recognition than we do. Further, new products which may be developed or sold may increase the competitiveness of the market. We anticipate that we will be dependent, at least initially, on cordyceps products. Many of our competitors offer a range of products and are not dependent on a market for cordyceps products, which can protect them in the event that the market for cordyceps products declines.

We have not conducted any study of the potential market for cordyceps-based products in the United States and we cannot assure you that there is a significant market for these products in the United States.

Although we have a general familiarity with the market for cordyceps products in Asia, our business plan contemplates the sale of these products in the United States and possibly countries where there is a large Asian population. We have not conducted any study as to the market for cordyceps products in the United States and we cannot assure you that there is any significant market. Unless there is a significant market in the United States, we may not be able to operate profitably. We cannot assure you that there is a sufficient market in the United States to enable us to compete effectively or operate profitably.

The market for cordyceps products may be affected by recalls or successful litigation arising from claimed adverse reactions to cordyceps products.

Any recall or lawsuits arising out of adverse reactions or perceived adverse reactions to cordyceps products or unfavorable comments in the press or social media could impair the market for our products, even if the recall, adverse reaction or unfavorable comments related to products manufactured and sold by other companies. The market for any type of supplements is subject to change in public tastes, which changes may be based on these factors or other changes in taste not relating to any specific incident or problem. Since our business plan is limited to cordyceps products, we will be impacted more severely by changes in tastes than we would if we offered a range of different dietary supplements. We cannot assure you that we will be able to develop, offer and sell any products other than cordyceps-based products.

We are dependent upon our chief executive officer.

We are dependent upon Pao-Chi Chu, our chief executive and financial officer and principal stockholder, who is our only employee and who works for us on a part-time basis. The loss of Mr. Chu would materially impair our ability to conduct our business. We do not have an employment agreement with Mr. Chu and we do not maintain key person life insurance on his life.

If we are unable to attract, train and retain technical and financial personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain key management, marketing, sales, technical and financial personnel. Recruiting and retaining capable personnel, particularly those with expertise in the natural supplement business are vital to our success. There is substantial competition for qualified personnel, and we cannot assure you we will be able to attract or retain our technical and financial personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

Our chief executive officer may have a conflict of interest.

Pao-Chi Chu, our chief executive officer, chief financial officer and principal stockholder, has served as the chairman of Mucho Biotech Co., Ltd., Mucho Furich Co., Ltd., and Mucho Biomedical Co., Ltd., companies engaged in applications of cordyceps, since 2006. These companies are controlled by Mr. Chu. As a result, he may have a conflict of interest in allocating his time, marketing and sales opportunities and available resources among us and the other companies in related fields which he controls. We cannot assure you that Mr. Chu will be able to allocate sufficient time, resources and opportunities to our business to enable us to develop our business plan.

We may not be able to protect any intellectual property which we may develop.

We do not have any patents. While we may seek patents for any intellectual property which we may develop, we cannot assure you that we will be able to obtain patents or that, if we do obtain patents, other companies will not be able to design around our patents and develop competitive or superior products. We cannot assure you that we will be able to enforce any patent rights which we may obtain. Patent litigation is very expensive, and, if we do not have the financial resources to enforce through litigation any patents we may obtain, we may not be able to retain the value of the patents. We believe that much of our intellectual property will be in the nature of trade secrets. Although we will seek to protect our intellectual property rights through nondisclosure agreements, including non-disclosure agreement with our employees and consultants and other companies with which we may conduct business, we cannot assure you that the other parties to the non-disclosure agreements will comply with their obligations, and we may not be aware of any breach until the intellectual property has been disclosed to a third party. We may not be able enforce our rights under the non-disclosure agreements.

Risks Concerning our Common Stock

There is presently no market for our common stock, which may make it difficult for you to sell your stock.

Our common stock is quoted on the OTC Pink marketplace under the symbol ACBM. The OTC Pink market is not a national securities exchange and does not provide the benefits to stockholders which a national exchange provides. Furthermore, according to the OTC Markets website, the OTC Pink “is for all types of companies that are there by reasons of default, distress or design, which is why they are further segmented based on the level of information that they provide.” There is no trading market for our common stock, and the OTC Markets website shows that, as of January 10, 2018, there has never been any trading in our common stock. Accordingly, even if a market develops, as to which we can give no assurance, there can be no assurance as to the liquidity of our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, if a market develops, it is likely that there will not be any significant float, with the result that the reported bid and asked prices may have little relationship to the price you would pay if you wanted to buy shares or the price you would receive if you wanted to sell shares.

Because our common stock is a penny stock, you may have difficulty selling our common stock in the secondary trading market.

If a market for our common stock develops, it is likely that our common stock will fit the definition of a penny stock and therefore is subject to the rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The SEC rules may have the effect of reducing trading activity in our common stock making it more difficult for investors to purchase and sell their shares. The SEC’s rules require a broker or dealer proposing to effect a transaction in a penny stock to deliver the customer a risk disclosure document that provides certain information prescribed by the SEC, including, but not limited to, the nature and level of risks in the penny stock market. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction. In addition, the SEC’s rules also require a broker or dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction before completion of the transaction. The existence of the SEC’s rules may result in a lower trading volume of our common stock and lower trading prices. Further, some broker-dealers will not process transactions in penny stocks.

Our lack of internal controls over financial reporting may affect the market for and price of our common stock.

Our disclosure controls and our internal controls over financial reporting are not effective. We do not have the financial resources or personnel to develop or implement systems that would provide us with the necessary information on a timely basis so as to be able to implement financial controls. Our continued poor financial condition together with the fact that we have one part-time employee, who is both our chief executive officer and chief financial officer, makes it difficult for us to implement a system of internal controls over financial reporting, and we cannot assure you that we will be able to develop and implement the necessary controls. The absence of internal controls over financial reporting may inhibit investors from purchasing our shares and may make it more difficult for us to raise debt or equity financing.

Our lack of a full-time chief financial officer could affect our ability to develop financial controls, which could affect the market price for our common stock.

We do not have a full-time chief financial officer. At present, our chief executive officer, who does not have an accounting background, is also acting as our chief financial officer. We do not anticipate that we will be able to hire a qualified chief financial officer unless our financial condition improves significantly. The lack of an experienced chief financial officer, together with our lack of internal controls, may impair our ability to raise money through a debt or equity financing, the market for our common stock.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

As of the date of this annual report, there has no trading activity in our common stock. There can be no assurance that any significant market, or any market, will ever develop in our common stock. Because of the low public float and the absence of any trading volume, any reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy share. Further, stocks with a low public float may be more subject to manipulation than a stock that has a significant public float. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

•	our low stock price, which may result in a modest dollar purchase or sale of our common stock having a disproportionately large effect on the stock price;

•	the market’s perception as to our ability to generate positive cash flow or earnings;

•	changes in our or securities analysts’ estimate of our financial performance;

•	our ability or perceived ability to obtain necessary financing for our operations;

•	the perception of the future market for our products;

•	the anticipated or actual results of our operations;

•	changes in market valuations of other natural supplement companies;

•	any discrepancy between anticipated or projected results and actual results of our operations;

•	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

•	other factors not within our control.

Raising funds by issuing equity or convertible debt securities could dilute the net tangible book value of the common stock and impose restrictions on our working capital.

If we were to raise additional capital by issuing equity securities, either alone or in connection with a non-equity financing, the net tangible book value of the then outstanding common stock could decline. If the additional equity securities were issued at a per share price less than the market price, which is customary in the private placement of equity securities, the holders of the outstanding shares would suffer a dilution, which could be significant. We may have difficulty in raising funds through the sale of debt securities because of both our financial position, the lack of any collateral on which a lender may place a value, and the absence of any revenue or operations. If we are able to raise funds from the sale of debt securities, the lenders may impose restrictions on our operations and may impair our working capital as we service any such debt obligations.

Because of our chief executive officer’s stock ownership, he has the power to elect all directors and to approve any action requiring stockholder approval.

Mr. Pao-Chi Chu, our chief executive officer, owns 30,000,000 shares of common stock, representing approximately 62.9% of our outstanding common stock. As a result, Mr. Chu has the power, without the vote of any other stockholders, to elect all of our directors and take any action requiring stockholder approval, including any amendment to our certificate of incorporation, merger, sale of assets or other major corporate transaction.

We do not intend to pay any cash dividends in the foreseeable future. We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

ITEM 2. PROPERTIES

We do not own or lease any real property.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTC Pink market under the symbol ACBM. The OTC Markets website does not show any trading in our common stock since July 22, 2016. The website shows an open, close, high and low price of our common stock from July 22, 2016 through May 19, 2017 of $16.6683, which, adjusting for the three-for-one stock distribution on May 18, 2017, would be $5.5561 per share. The website does not currently report a previous close or open and, on January 11, 2018, it reported for the “real-time base bid and ask” it shows “0.08/No inside (1 x 1).” In view of the absence of any trading in the stock or any meaningful historical bid and asked information, we are unable to include a price chart showing the historical bid and asked prices of our common stock.

Stockholders of Record

As of January 12, 2018, we had ten record holders of our common stock.

Transfer Agent

Cleartrust, LLC, 16540 Pointe Village Drive; Suite 210, Lutz, Florida 33558 is the transfer agent for our common stock.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Agreements

None.

Recent sales of unregistered securities.

On September 20, 2017, we sold 500,000 shares of common stock to one investor for $1.00 per share, or a total of $500,000. The issuance of the shares was exempt from the registration requirements of the Securities Act pursuant to Regulation S.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this report.

Overview

Our initial business plan was to build a family waterpark in a state-of-the-art designed aquatic center in several locations throughout the Hawaiian Islands. We were not able to develop this business and we did not generate any revenues from this business. On January 30, 2017, our then principal stockholder sold his stock in our company, which represented more than 76% of our outstanding stock. Following a change of control, on January 30, 2017, we discontinued our efforts to develop aquatic centers, and we are engaging in the business of developing and marketing nutritional products that we believe promote wellness and a healthy lifestyle. In this connection we intend to conduct research and development on our own proprietary products based on cordyceps sinensis.

As of the date of this report, our operations the planning stages. As of September 30, 2017, our only revenue was from the sale in September 2017 of Cordycepin and cordyceps powder to a Chinese company for a purchase price of $510,000. We purchased both the Cordycepin and cordyceps powder from a Taiwan-based company in September 2017. Other than this sale, we did not have any significant operations, and we can give no assurance that we can or will be successful in developing marketable products. At present, we have no full-time employees. We face significant risks in implementing our business plan including, but not limited to, our ability to raise the necessary financing either through the sale of debt or equity securities or through a loan facility, our ability to hire and retain qualified research and development, marketing and administrative personnel, our ability to develop products and to market in the United States and other western markets any products we may develop or purchase, our ability to develop marketing and distribution channels; our ability to identify, contract with and maintain a relationship with a contract manufacturer and our ability to comply with any government regulations relating to the manufacture, distribution and marketing any products we develop. We cannot assure you that we can or will generate revenue or profits.

We require funds for our operations. At September 30, 2017, we had cash of $36,810. Our principal asset was prepaid inventory of $481,000, which was received during the first quarter of fiscal 2018. The Company expects to complete the sale of this inventory during the quarter ending March 31, 2018. Although we hope to be able to raise funds in the equity market, we can give no assurance as to the availability or terms of any such financing. There is no trading market in our common stock, and any sale of our equity securities is likely to result in material dilution to the stockholders. If we are not able to raise the necessary funds, we may be unable to commence operations in our proposed business.

Results of Operations

For the fiscal years ended September 30, 2017 and 2016

We were not engaged in the cordyceps business until January 30, 2017, and from January 30, 2017 until September 30, 2017, we did not engage in any significant business activity. In September 2017, we made our first sale, which was the sale of Cordycepin and cordyceps powder to a Chinese company for a purchase price of $510,000, which represented our only revenue for the year. We purchased both the Cordycepin and cordyceps powder from a Taiwan-based company in September 2017 for $459,000, generating a gross profit of $51,000, or 10%. We did not generate any revenue during the fiscal year ended September 30, 2016. During fiscal 2016, we were seeking to be engaged in the proposed aquatic center business, which never generated any revenue.

Our operating expenses for the year ended September 30, 2017 were $53,248, which primarily represented professional fees relating to our status as a public company. As a result we sustained a net loss of $2,248, or $0.00 per share (basic and diluted) for fiscal 2017. Operating expenses for the year ended September 30, 2016 were $43,428, which primarily represented professional fees relating to our status as a public company. Our net loss for fiscal 2016 was $43,428, or $0.00 per share (basic and diluted).

Liquidity and Capital Resources

The following table sets forth information relating to our working capital at September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016	Change
Current assets	$548,310	$2,533	$545,777
Current liabilities	36,979	17,326	19,653
Working capital (deficiency)	511,331	(14,793)	526,124

The change from a working capital deficiency of $14,793 to working capital of $511,331 resulted from our sale of common stock for $500,000 that provided us with the funds to purchase the inventory which we sold in September 2017 which in turn provided us the funds to make the inventory prepayment of $481,000 in September 2017.

The following is a summary of the statements of cash flows for the years ended September 30, 2017 and 2016:

	Year Ended September 30,
	2017	2016
Cash (used) in operating activities	$(463,344)	$(34,742)
Cash provided by investing activities	0	0
Cash provided by financing activities	497,621	10,000
Non cash financing activities	85,502	0
Cash and cash equivalent at end of year	36,810	2,533

The cash used in operating activities for the year ended September 30, 2017 reflects primarily prepaid inventory of $481,000 and prepaid professional fees of $30,500. Cash flows from operating activities also includes payment of our professional fees in the amount of $36,379 by Pao-Chi Chu, our chief executive officer and payment of our professional fees in the amount of $20,751 by Gordon Lett, our former chief executive officer. For the year ended September 30, 2016, cash used in operations reflects primarily the loss of $43,428. The cash advanced on our behalf by the present and former chief executive officers are also reflected in the statements of cash flows as non-cash investing and financing activities.

Cash provided by financing activities for the year ended September 30, 2017 reflects the sale of stock for $500,000, and a repayment of $2,379 to Mr. Lett, in respect of payments made by Mr. Lett on our behalf. Cash provided by financing activities for the year ended September 30, 2016 included an advance by Mr. Lett in the amount of $10,000.

Non cash financing activities for the year ended September 30, 2017 represents $28,372 of debt forgiveness by Mr. Lett in connection with the sale of stock that resulted in the change of control and $57,130 of expenses paid by the present and former chief executive officers. There were no non cash financing activities in the year ended September 30, 2016.

We do not have sufficient cash for the next 12 months. If we are unable to meet our needs for cash from either our revenues or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

Going Concern

We have a history of operating losses. The report of our independent auditors issued on our financial statements as of and for the year ended September 30, 2017, expresses substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2017, we had an accumulated deficit of $94,241. Although we hope to fund operations through equity financing arrangements, because of the absence of any trading market for our common stock, our financial condition and our lack of an operating history, we may not be able to raise funds for capital expenditures, working capital and other cash requirements. Our ability to emerge from the development stage is dependent upon, among other things, obtaining financing to continue operations and the development of our product. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

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

Net Income (Loss) Per Share of Common Stock

We adopted ASC Topic 260, ”Earnings per Share,” which requires presentation of basic earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the years ended September 30, 2017 and September 30, 2016.

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables that it will likely incur in the near future. We place our cash and cash equivalents with financial institutions of high credit worthiness. At times, our cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.

During the year ended September 30, 2017, all revenue was derived from one sales contract with one company, and all purchases were made pursuant to one purchase contract with one supplier.

There was no revenue and no purchases during the year ended September 30, 2016.

Financial Instruments

We follow ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The carrying values of our financial instruments, including, cash and cash equivalents; prepaid expenses; accounts payable and accrued expenses approximate their fair values due to the short-term maturities of these financial instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due to related party’s due to their related party nature.

Income Taxes

We use the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets, liabilities, the carry forward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Related Parties

We follow ASC 850, ”Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Revenue Recognition

We recognize revenue from the sale of products in accordance with ASC 605, “Revenue Recognition.” The Company recognizes revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

Under these criteria, this generally means that we recognize revenue when our products are delivered to customers in accordance with the written sales terms.

May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) jointly issued a converged standard, Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 addresses the recognition of revenue based upon the payment and performance obligations of the seller and buyer. Since we sell products with no contingent payment obligations and no obligations on our part subsequent to the delivery of products, we do not believe that Topic 606 will affect the manner in which we recognize revenue.

Recent Accounting Pronouncements

In November 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU 2017-14 includes amendments to certain SEC paragraphs within the FASB Accounting Standards Codification (Codification). ASU 2017-14 amends the Codification to incorporate the following previously issued guidance from the SEC. ‘The amendments in ASU No. 2017-14 amends the Codification to incorporate SEC Staff Accounting Bulletin (SAB) No. 116 and SEC Interpretive Release on Vaccines for Federal Government Stockpiles (SEC Release No. 33-10403) that bring existing SEC staff guidance into conformity with the FASB’s adoption of and amendments to ASC Topic 606, Revenue from Contracts with Customers.

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements start on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 10, 2017, we dismissed Stevenson & Company CPAs LLC (“Stevenson”) as our independent registered accounting firm and approved the engagement of MaloneBailey, LLP (“MaloneBailey”) as our independent registered public accounting firm. During the two fiscal years prior to our dismissal of Stevenson and any subsequent interim periods through the date of such dismissal, there were no disagreements with Stevenson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Further, during such period, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017, the end of the year covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of September 30, 2017, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2017, management identified material weaknesses related to our internal audit functions (i) inadequate levels of review of the financial statements; (ii) a lack of any segregation of duties within accounting functions since our only employee is our chief executive officer and chief financial officer who works for us on a part-time basis; (iii) the lack of any independent directors, and (iv) the lack of written policies and procedures for accounting and financial reporting with respect to the requirements and application of both GAAP and SEC guidelines. Therefore, our internal controls over financial reporting were not effective as of September 30, 2017.

Management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only employee who serves as both chief executive officer and chief financial officer, and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

Due to our size and nature, segregation of all conflicting duties is not possible. However, to the extent possible, we plan to implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals if and when we have sufficient income to enable us to hire such individuals, and we cannot give any assurance that we will be able to hire such personnel. Our financial condition makes it difficult for us to implement a system of internal controls over financial reporting.

Until we generate significantly greater revenues and employ accounting personnel, it is doubtful that we will be able implement any system which provides us with any degree of internal controls over financial reporting. Due to the nature of this material weakness in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could not be prevented or detected.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2017, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors:

Name	Age	Position(s)
Pao-Chi Chu	64	Chief executive officer, chief financial officer, president, secretary and director

Mr. Chu has been our chief executive officer, chief financial officer, president, secretary and a director since January 30, 2017. Mr. Chu has served as the chairman of Mucho Biotech Co., Ltd., Mucho Furich Co., Ltd., and Mucho Biomedical Co., Ltd., companies engaged in applications of cordyceps since 2006 and which are controlled by Mr. Chu. Mr. Chu has more than ten years of experience in the biotech industry with a focus on initiating the integration of cordyceps technology development, which includes cordyceps strains management, cordyceps cultivation, food processing and health products development. Mr. Chu is a graduate of Fu Jen Catholic University in Taipei, Taiwan.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on developing our business. We expect to adopt a code as we develop our business.

Committees of the Board of Directors

We do not have any committees of our board of directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors of issuers whose securities are registered pursuant to the Securities Exchange Act and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Because our common stock is not registered pursuant to the Securities Exchange Act, our officers, directors and 10% stockholders are not required to make such filings.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended September 30, 2017 and 2016, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/ Warrant Awards (1)	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		$	$	$	$	$	$	$	$
Pao-Chi Chu 1), CEO, CFO and President	2017	-	-	-	-	-	-	-	-

Gordon Lett(2), CEO,President, CFO	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

__________

(1)	Mr. Chu became chief executive officer, chief financial officer and president on January 30, 2017

(2)	Mr. Lett resigned as chief executive officer, president and chief financial officer on January 30, 2017.

Employment Agreements

We do not have an employment agreement with Mr. Chu.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our officers.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards at September 30, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of January 12, 2018, by:

•	Each director;
•	Each current officer named in the summary compensation table;
•	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and
•	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of January 12, 2018.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Pao-Chi Chu 2F, No. 356, Dunhua S. Road, Da’an Dist Taipei City 106, Taiwan, ROC	30,000,000	62.9%
Shih-To Li No. 8, Nn. 106, Qingian Road, Wanhua Dist. Taipei City, Taiwan, ROC	5,040,000	10.6%
All officers and directors as a group (one individual)	30,000,000	62.9%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

During the year ended September 30, 2017, Mr. Pao-Chi Chu paid expenses on our behalf in the amount of $36,379

During the year ended September 30, 2017, Mr. Gordon Lett, our former chief executive officer, paid expenses on our behalf of $20,751, received a payment from us of $2,379. In the year ended September 30, 2016, Mr. Lett made an advance to us of $10,000. In connection with his sale of stock that resulted in a change of control, in January 2017, Mr. Lett forgave the balance due to him, which was $28,372.

As of September 30, 2017 and 2016, the Company had due to related parties of $36,379 and $10,000, respectively

Director Independence

We have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, MaloneBailey, LLP for the year ended September 30, 2017 and 2016 and the firm of Stevenson & Company CPAs LLC for the year ended September 30, 2016 for the categories of services indicated.

	Fiscal Year Ended September 30,
	2017	2016

Audit fees	$17,500	$9,000
Audit – related fees	0	0
Tax fees	0	0
All other fees	0	0

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accounting firm in connection with year-end statutory and regulatory filings or engagements.

On December 19, 2017, the Public Company Accounting Oversight Board revoked the registration of Stevenson. Our financial statements for the year ended September 30, 2016 that were included in our Form 10-K for the year ended September 30, 2016 were audited by Stevenson. The audit fees of MaloneBailey, LLP billed in 2017 include the audits for each of the two years ended September 30, 2017.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our board approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15. EXHIBITS

EXHIBIT

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company.(1)
3.2	Bylaws of the Company. (1)
10.1	Purchase contract dated August 23, 2017, between the registrant, Xiamen Jinxia Yongfend Commercial Co., Ltd. and Acrology International Co., Ltd.
10.2	Purchase contract dated August 23, 2017, between the registrant and Aublog Inc.
31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Document
101.DEF	XBRL Taxonomy Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

__________

(1)	Incorporated by reference to the Form 8-K, which was filed with the SEC on February 1, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 16, 2018

ACRO BIOMEDICAL CO., LTD.

By:	/s/ Pao-Chi Chu
Name: Pao-Chi Chu
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pao-Chi Chu	Director, chief executive officer and,	January 16, 2018
Pao-Chi Chu	chief financial officer (principal executive, financial and accounting officer)

ACRO BIOMEDICAL CO., LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Acro Biomedical Co., Ltd. (formerly known as Killer Waves Hawaii, Inc.)

We have audited the accompanying balance sheets of Acro Biomedical Co., Ltd. (formerly known as Killer Waves Hawaii, Inc.) (the “Company”) as of September 30, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acro Biomedical Co., Ltd. (formerly known as Killer Waves Hawaii, Inc.) as of September 30, 2017 and 2016 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has negative operating cash flows that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

January 16, 2018

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

	September 30,	September 30,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$36,810	$2,533
Prepaid inventory	481,000	-
Prepaid expenses	30,500	-
Total Current Assets	548,310	2,533

TOTAL ASSETS	$548,310	$2,533

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$600	$7,326
Due to related parties	36,379	10,000
Total Current Liabilities	36,979	17,326

TOTAL LIABILITIES	36,979	17,326

Stockholders’ Equity (Deficit)
Preferred stock: 25,000,000 authorized; $0.001 par value, no shares issued or outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value, 47,660,000 and 47,160,000 shares issued and outstanding, at September 30, 2017 and 2016, respectively	47,660	47,160
Additional paid-in capital	557,912	30,040
Accumulated deficit	(94,241)	(91,993)
Total Stockholders’ Equity (Deficit)	511,331	(14,793)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$548,310	$2,533

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

	Year Ended
	September 30,
	2017	2016

Revenues	$510,000	$-
Cost of revenues	459,000
Gross profit	51,000	-

Operating expenses
Selling, general and administrative	$866	$1,055
Professional fees	52,382	42,373
Total operating expenses	53,248	43,428

Loss before provision for income taxes	(2,248)	(43,428)
Provision for income taxes	-	-
Net loss	$(2,248)	$(43,428)

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding	47,173,699	47,160,000

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended September 30, 2017 and 2016

					Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, September 30, 2015	-	$-	47,160,000	$47,160	$30,040	$(48,565)	$28,635

Net loss	-	-	-	-	-	(43,428)	(43,428)

Balance, September 30, 2016	-	$-	47,160,000	$47,160	$30,040	$(91,993)	$(14,793)

Stock issued for cash at $1 per share	-	-	500,000	500	499,500	-	500,000
Debt forgiveness	-	-	-	-	28,372	-	28,372
Net loss	-	-	-	-	-	(2,248)	(2,248)

Balance, September 30, 2017	-	$-	47,660,000	$47,660	$557,912	$(94,241)	$511,331

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

	Year Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,248)	$(43,428)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid inventory	(481,000)	-
Prepaid expenses	(30,500)	2,185
Accounts payable and accrued expenses	50,404	6,501
Net cash used in operating activities	(463,344)	(34,742)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	-	10,000
Repayment to related party	(2,379)	-
Proceeds from issuance of stock	500,000	-
Net cash provided by financing activities	497,621	10,000

Net change in cash and cash equivalents	34,277	(24,742)
Cash at beginning of year	2,533	27,275
Cash at end of year	$36,810	$2,533

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt forgiveness by related party	$28,372	$-
Expenses paid by related party	$57,130	$-

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Notes to the Financial Statements

September 30, 2017 and 2016

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

Acro Biomedical Co., Ltd. (the “Company”) is a Nevada corporation incorporated on September 24, 2014 under the name Killer Waves Hawaii, Inc. On January 30, 2017, the Company’s corporate name was changed to Acro Biomedical Co., Ltd.

The Company’s fiscal year end is September 30.

To date, the Company’s activities have primarily related to its formation and the raising of equity capital. The Company’s first sale was made in September 2017. The Company’s initial business plan was to build a family waterpark in a state-of-the-art designed aquatic center in several locations throughout the Hawaiian Islands. The Company was not able to develop this business and it did not generate any revenues in this business. Following a change of control on January 30, 2017, the Company discontinued its efforts to develop aquatic centers, and it is seeking to engage in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. In this connection, the Company intends to conduct research and development on its own proprietary products based on cordyceps sinensis. Cordyceps is a fungus that is used in traditional Chinese medicine.

Stock Distribution

On May 18, 2017, the Company effected a three-for-one stock distribution pursuant to which the Company issued two shares of common stock for each share of common stock outstanding on the record date, May 18, 2017. All share and per share information in these financial statements retroactively reflect this stock distribution.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the years ended September 30, 2017 and September 30, 2016.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables that it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high creditworthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.

During the year ended September 30, 2017, all revenue was derived from one sales contract with one customer.

During the year ended September 30, 2017, all purchases were derived from one purchase contract with one supplier.

There was no revenue or purchases during the year ended September 30, 2016.

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

The carrying values of our financial instruments, including, cash and cash equivalents; prepaid inventory; prepaid expenses; accounts payable and accrued expenses approximate their fair values due to the short-term maturities of these financial instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due to related party’s due to their related party nature.

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

Revenue Recognition

The Company recognizes revenue from the sale of products in accordance with ASC 605, “Revenue Recognition.” The Company recognizes revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;

ii)	Service has been provided;

iii)	The fee is fixed or determinable; and,

iv)	Collection is reasonably assured.

The Company recognizes revenue when products are delivered to customers in accordance with the written sales terms.

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) jointly issued a converged standard, Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 addresses the recognition of revenue based upon the payment and performance obligations of the seller and buyer. Since the Company sells products with no contingent payment obligations and no obligations on its part subsequent to the delivery of products, the Company does not believe that Topic 606 will affect the manner in which the Company recognizes revenue.

Recent Accounting Pronouncements

In November 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU 2017-14 includes amendments to certain SEC paragraphs within the FASB Accounting Standards Codification (Codification). ASU 2017-14 amends the Codification to incorporate the following previously issued guidance from the SEC. ‘The amendments in ASU No. 2017-14 amends the Codification to incorporate SEC Staff Accounting Bulletin (SAB) No. 116 and SEC Interpretive Release on Vaccines for Federal Government Stockpiles (SEC Release No. 33-10403) that bring existing SEC staff guidance into conformity with the FASB’s adoption of and amendments to ASC Topic 606, Revenue from Contracts with Customers.

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended September 30, 2017, the Company has negative cash flows of $463,344 from operating activities and has recurring losses since its inception. Although the Company hopes to fund operations through equity financing arrangements, because of the absence of any trading market for its common stock, its financial condition and its lack of an operating history, the Company may not be able to raise funds for capital expenditures, working capital and other cash requirements. The Company’s ability to emerge from the development stage is dependent upon, among other things, obtaining sufficient financing to continue operations and the development and marketing of its products. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - EQUITY

Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, par value of $0.001 per share. The board of directors is authorized to issue preferred stock in one or more series and each such series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the board of directors may determine.

There were no shares of preferred stock issued or outstanding as of September 30, 2017 and 2016.

Common Stock

The Company has authorized 100,000,000 shares of common stock, par value of $0.001 per share. Each share of common stock entitles the holder to one vote.

On January 30, 2017, the former chief executive officer sold 12,000,000 shares of common stock, representing all of his shares of the Company’s capital stock, to the current chief executive officer and two other individuals for $245,000. In connection with the sale of his shares, the related party loan from the former chief executive officer was forgiven (also see Note 6) and the former chief executive officer resigned as an officer and director of the Company, which does not have any impact on the Company’s financial statements.

On May 18, 2017, the Company effected a three-for-one stock distribution pursuant to which the Company issued two shares of common stock for each share of common stock outstanding on the record date, May 18, 2017. All share and per share information in these financial statements retroactively reflect this stock distribution.

During the year ended September 30, 2017, the Company sold 500,000 shares of common stock for $500,000.

During the year ended September 30, 2016, the Company did not issue any shares of common stock.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 - PROVISION FOR INCOME TAXES

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	September 30, 2017	September 30, 2016
Income tax expense at statutory rate	$764	$14,766
Valuation allowance	(764)	(14,766)
Income tax expense	$-	$-

Net deferred tax assets consist of the following components as of:

	September 30, 2017	September 30, 2016
Net operating loss carry forward	$32,042	$31,278
Valuation allowance	(32,042)	(31,278)
Net deferred tax asset	$-	$-

Utilization of the net operating loss (“NOL”) carry forwards, of approximately $94,241 for federal income tax reporting purposes, is subject to an annual limitation due to ownership change that occurred during the year ended September 30, 2017 and any changes in ownership that may occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. The Company does not believe that the recent changes to the Code will have any material effect on its ability to use the NOL.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2017, the Company’s current chief executive officer made payments of $36,379 on behalf of the Company for professional services provided to the Company. These payments are treated as non-interest bearing loans to the Company.

The former chief executive officer made advances of $10,000 during the year ended September 30, 2016 and paid expenses of $20,751 on behalf of the Company during the year ended September 30, 2017. The Company repaid him $2,379 during the year ended September 30, 2017. On January 30, 2017, in connection with the sale by the former chief executive officer of his stock (also see Note 5), a non-interest bearing demand loan of $28,372, was cancelled by the former chief executive officer and recorded as additional paid-in capital.

As of September 30, 2017 and 2016, the Company had due to related parties of $36,379 and $10,000, respectively.

