Form 10-K/A
period 2017-09-30
ACRO BIOMEDICAL CO., LTD.
filed 2018-01-16
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the year ended September 30, 2017 (the “Form 10-K”), filed with the United States Securities and Exchange Commission on January 16, 2018 (the “Original Filing Date”), solely to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. These exhibits were inadvertently not included with our Form 10-K filing.  Exhibit 101 consists of the following materials from our Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCG	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation LinkBase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10-K.

As set forth in Item 15 of Part IV, the XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

