Form 10-Q
period 2017-12-31
ACRO BIOMEDICAL CO., LTD.
filed 2018-02-14
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 333-207765

ACRO BIOMEDICAL CO., LTD.
(Exact name of registrant as specified in its charter)

Nevada	47-1950356
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2175 Visionary Way, Suite 1160; Fishers, Indiana 46038
(Address of principal executive offices)

(317) 286-6788
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,660,000 shares of common stock on February 14, 2018.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended September 30, 2017, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

	December 31,	September 30,
	2017	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,542	$36,810
Inventories	715,500	-
Prepaid inventories	-	481,000
Prepaid expenses	35,500	30,500
Total Current Assets	759,542	548,310
Security Deposit	4,992	-

TOTAL ASSETS	$764,534	$548,310

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$66,624	$600
Deferred revenue	64,981	-
Due to related party	41,371	36,379
Total Current Liabilities	172,976	36,979

TOTAL LIABILITIES	172,976	36,979

Stockholders’ Equity
Preferred stock: 25,000,000 shares, par value $0.001 per share; no shares issued and outstanding at December 31, 2017 and September 30, 2017	-	-
Common stock, par value $0.001 per share: 100,000,000 authorized, 47,660,000 shares issued and outstanding at December 31, 2017 and September 30, 2017	47,660	47,660
Additional paid-in capital	557,912	557,912
Accumulated deficit	(14,014)	(94,241)
Total Stockholders’ Equity	591,558	511,331

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$764,534	$548,310

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2017	2016

Revenues	$1,445,000	$-
Cost of revenues	1,300,500	-
Gross profit	144,500	-

Operating expenses
Selling, general and administrative	5,868	62
Professional fees	58,405	7,351
Total operating expenses	64,273	7,413

Income (loss) from operations	80,227	(7,413)

Income (loss) before provision for income taxes	80,227	(7,413)
Provision for income taxes	-	-
Net income (loss)	$80,227	$(7,413)

Basic and dilutive income (loss) per share of common stock	$0.00	$(0.00)

Weighted average number of shares of common stock outstanding	47,660,000	47,160,000

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$80,227	$(7,413)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventories	(234,500)	-
Prepaid expenses	(5,000)	-
Accounts payable and accrued expenses	66,024	7,271
Deferred revenue	64,981	-
Net cash used in operating activities	(28,268)	(142)

Net change in cash and cash equivalents	(28,268)	(142)
Cash at beginning of period	36,810	2,533
Cash at end of period	$8,542	$2,391

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Security deposit paid by related party	$4,992	-

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Notes to the Unaudited Financial Statements

December 31, 2017

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Acro Biomedical Co., Ltd. (the “Company”) is a Nevada corporation incorporated on September 24, 2014 under the name Killer Waves Hawaii, Inc. On January 30, 2017, the Company’s corporate name was changed to Acro Biomedical Co., Ltd.

The Company’s fiscal year end is September 30.

The Company has been engaged in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. In this connection, the Company intends to conduct research and development on its own proprietary products based on cordyceps sinensis. Cordyceps is a fungus that is used in traditional Chinese medicine. The Company’s first sale was made in September 2017. The Company’s initial business plan was to build a family waterpark in a state-of-the-art designed aquatic center in several locations throughout the Hawaiian Islands. The Company was not able to develop this business and it did not generate any revenues in this business. Following a change of control on January 30, 2017, the Company discontinued its efforts to develop aquatic centers.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2017 have been omitted; these financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2017 included within the Company’s Annual Report on Form 10-K.

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

Revenue Recognition

The Company recognizes revenue from the sale of products in accordance with ASC 605, “Revenue Recognition.” The Company recognizes revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and
iv)	Collection is reasonably assured.

Under these criteria, this generally means that the Company recognizes revenue when our products are delivered to customers in accordance with the written sales terms.

May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) jointly issued a converged standard, Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 addresses the recognition of revenue based upon the payment and performance obligations of the seller and buyer. Since the Company sells products with no contingent payment obligations and no obligations on its part subsequent to the delivery of products, the Company does not believe that Topic 606 will affect the manner in which it recognizes revenue.

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

During the three months ended December 31, 2017, all revenue was derived from one sales contract with one customer.

During the three months ended December 31, 2017, all purchases were derived from two purchase contracts with one supplier.

There was no revenue or purchases during the three months ended December 31, 2016.

Inventories

Inventories consist primarily of finished goods. Inventories are valued at the lower of cost or market. The Company determines cost on the basis of first-in, first-out methods. As of December 31, 2017 and September 30, 2017, the Company had $715,500 and $0 in inventories, respectively.

Financial Instruments

The carrying values of our financial instruments, including cash and cash equivalents, inventories, prepaid inventories, prepaid expenses, accounts payable and accrued expenses and deferred revenue, approximate their fair values due to the short-term maturities of these financial instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due to related party’s due to their related party nature

Recent Accounting Pronouncements

Management has considered all other recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the three months ended December 31, 2017, the Company has negative cash flows of $28,268 from operating activities. As of December 31, 2017 and September 30, 3017, the Company has an accumulated deficit of $14,014 and $94,241, respectively. The Company intends to seek to fund the development of its operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other near-term cash requirements. The Company’s ability to raise funds in the equity market may be impacted by the absence of any trading market in its common stock. The Company heavily relies on one customer for revenue generation. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - INCOME TAXES

As of December 31, 2017 and September 30, 2017, the Company had net operating loss carry forwards of $14,014 and $94,241, respectively, that may be available to reduce future taxable income through 2034.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Three Months Ended
	December 31,
	2017	2016
Income tax expense (benefit) at statutory rate	$27,277	$(2,520)
Valuation allowance	(27,277)	2,520
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2017	September 30, 2017
Net operating loss carry forward	$32,042	$32,042
Net operating losses utilized	(27,277)	-
Valuation allowance	(4,765)	(32,042)
Net deferred tax asset	$-	$-

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2017, the Company’s chief executive officer paid a security deposit of $4,992 for the rent on behalf of the Company.

As of December 31, 2017 and September 30, 2017 the Company had due to related party of $41,371 and $36,379, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Rent

On November 30, 2017, the Company entered into a lease agreement to rent an office space in Hong Kong for a two-year term at HK$19,500 per month. The Company paid $4,992 (HK$39,000) as a security deposit and for the three months ended December 31, 2017, the Company incurred $2,520 in rent expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since January 30, 2017, following a change of control, we have been seeking to engage in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. In this connection we intend to conduct research and development on our own proprietary products based on cordyceps sinensis. Cordyceps is a fungus that is used in traditional Chinese medicine. Cordyceps sinensis has been described as a medicine in old Chinese medical books and Tibetan medicine. It is a rare combination of a caterpillar and a fungus and found at altitudes above 4500m in Sikkim.

We first sold products during the fourth quarter of the year ended September 30, 2017. We generated revenues of $510,000 during the fourth quarter of 2017 and $1,445,000 during the three months ended December 31, 2017. Subsequent to December 31, 2017, through the date of this report, we generated revenues of $505,000. All of our sales, which were sales of Cordycepin and cordyceps powder, were made to one customer, all of our purchases were from one supplier and our gross margin on all of our revenues was 10%. We are dependent upon this one customer and this one supplier. We can give no assurance that we can or will be successful in developing marketable products or expanding our customer base. At present, we have no full-time employees. We face significant risks in implementing our business plan including, but not limited to, our ability to raise the necessary financing either through the sale of debt or equity securities or through a loan facility, our ability to hire and retain qualified research and development, marketing and administrative personnel, our ability to develop products and to market in the United States and other western markets any products we may develop, our ability to comply with any government regulations relating to the manufacture, distribution and marketing any products we develop. We cannot assure you that we can or will generate revenue or profits.

We require funds for our operations. At December 31, 2017, we had $8,542 in cash, $715,500 in inventories, $35,500 in prepaid expenses, principally professional fees, and $4,992 in a security deposit. Although we intend to seek to raise funds in the equity market, we can give no assurance as to the availability or terms of any such financing. There is no trading market in our common stock, and any sale of our equity securities could result in material dilution to the stockholders. If we are not able to raise the necessary funds, we may be unable to continue our business.

Stock Distribution

On May 18, 2017, the Company effected a three-for-one stock distribution pursuant to which the Company issued two shares of common stock for each share of common stock outstanding on the record date, May 18, 2017. All share and per share information in this report retroactively reflect this stock distribution.

Results of Operations

For the three months ended December 31, 2017 and 2016.

For the three months ended December 31, 2017, we had revenues of $1,445,000, a gross profit of $144,500, operating expenses of $64,273, principally professional fees relating to our SEC filings, income from operations of $80,227. Because of our tax loss carryforward, we did not have any tax liability. As a result of the foregoing, our net income was $80,227, or $0.00 per share (basic and diluted). During the three months ended December 31, 2016, we were engaged in our prior business, which was attempting to develop aquatic center in the Hawaiian Islands, from which we generated no revenue and a net loss of $7,413, or $(0.00) per share (basic and diluted).

Liquidity and Capital Resources

The following table summarizes our changes in working capital from September 30, 2017 to December 31, 2017:

	December 31, 2017	September 30, 2017	Change	% Change
Current assets	$759,542	$548,310	$211,232	38.5%
Current liabilities	$172,976	$36,979	$135,997	367.8%
Working capital	$586,566	$511,331	$75,235	14.7%

Working capital increased by $75,235 during the three months ended December 31, 2017, primarily reflecting a net increase in inventories offset by increases in accounts payable and accrued expenses and deferred revenue.

The following table summarizes our cash flows for the three months ended December 31, 2017 and 2016:

	Three Months Ended
	December 31, 2017	December 31, 2016
Cash (used) in operating activities	$(28,268)	$(142)
Cash provided by investing activities	--	--
Cash provided by financing activities	--	--
Non-cash financing activities	4,992	--
Cash and cash equivalents end of period	8,542	2,391

Cash used in operating activities of $28,268 for the three months ended December 31, 2017 reflected primarily our net income of $80,227, an increase in inventories of $234,500, and increases in accounts payable and accrued expenses of $66,024 and deferred revenue of $64,981. The cash used in operating activities for the three months ended December 31, 2016 of $142 primarily reflected the net loss for the period.

From inception (September 24, 2014) through December 31, 2017, we did not use any cash for investing activities.

We did not receive any cash from financing or investing activities in the three months ended December 31, 2017 and 2016.

Non-cash financing activities for the three months ended December 31, 2017 related to the payment of $4,992 by our chief executive officer of a lease security deposit for a lease by us in Hong Kong.

Going Concern

For the three months ended December 31, 2017, we had negative cash flows of $28,268 from operating activities. As of December 31, 2017, we have an accumulated deficit of $14,014. We intend to seek to fund the development of our operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other near-term cash requirements. Our ability to raise funds in the equity market may be impacted by the absence of any trading market in our common stock. Our reliance on one customer for revenue generation is a factor raising significant doubt about our ability to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Revenue Recognition

We recognize revenue from the sale of products in accordance with ASC 605, “Revenue Recognition.” We recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and
iv)	Collection is reasonably assured.

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

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables that it will likely incur in the near future. We place our cash and cash equivalents with financial institutions of high creditworthiness. At times, our cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.

During the three months ended December 31, 2017, all revenue was derived from one sales contract with one customer.

During the three months ended December 31, 2017, all purchases were derived from two purchase contracts with one supplier.

There was no revenue or purchases during the three months ended December 31, 2016.

Inventories

Inventories consist primarily of finished goods. Inventories are valued at the lower of cost or market. We determine cost on the basis of first-in, first-out methods. As of December 31, 2017 and September 30, 2017, we had $715,500 and $0 in inventories, respectively.

Financial Instruments

The carrying values of our financial instruments, including, cash and cash equivalents, inventories, prepaid inventories, prepaid expenses, accounts payable and accrued expenses and deferred revenue, approximate their fair values due to the short-term maturities of these financial instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due to related party’s due to their related party nature

Recent Accounting Pronouncements

Management has considered all other recent accounting pronouncements issued since the last audit of our financial statements. Our management believes that these recent pronouncements will not have a material effect on our financial statements.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed such positions on January 30, 2017 and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of December 31, 2017, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended September 30, 2017, management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only employee who serves as both chief executive officer and chief financial officer, who is our sole director and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

During the period ended December 31, 2017, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACRO BIOMEDICAL CO., LTD.

Dated: February 14, 2018	By:	/s/ Pao-Chi Chu
Pao-Chi Chu
Chief Executive Officer and Chief Financial Officer

