Form 10-Q
period 2018-03-31
ACRO BIOMEDICAL CO., LTD.
filed 2018-08-01
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,660,000 shares of common stock on June 30, 2018.

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

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

(Unaudited)

	March 31,	September 30,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$471,831	$36,810
Inventories	300,600	-
Purchase deposit to vendor	-	481,000
Prepaid expenses	90,500	30,500
Total Current Assets	862,931	548,310

Security deposit	4,992	-

TOTAL ASSETS	$867,923	$548,310

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$18,242	$600
Income tax payable	28,559	-
Deferred revenue	64,818	-
Due to related parties	95,294	36,379
Total Current Liabilities	206,913	36,979

TOTAL LIABILITIES	206,913	36,979

Stockholders' Equity
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued or outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 47,660,000 shares issued and outstanding	47,660	47,660
Additional paid-in capital	557,912	557,912
Retained earnings (accumulated deficit)	55,438	(94,241)
Total Stockholders’ Equity	661,010	511,331

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$867,923	$548,310

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Revenues	$1,964,000	$-	$3,409,000	$-
Cost of revenues	1,767,600	-	3,068,100	-
Gross profit	196,400	-	340,900	-

Operating expenses
General and administrative	$98,389	$22,443	162,662	29,856
Total operating expenses	98,389	22,443	162,662	29,856

Income (loss) before provision for income taxes	98,011	(22,443)	178,238	(29,856)
Provision for income taxes	28,559	-	28,559	-
Net income (loss)	$69,452	$(22,443)	$149,679	$(29,856)

Basic and diluted income (loss) per share of common stock	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of shares of common stock outstanding	47,660,000	47,160,000	47,660,000	47,160,000

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$149,679	$(29,856)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Inventories and purchase deposit to vendor	180,400	-
Prepaid expenses	(60,000)	(2,000)
Security deposit	(4,992)	-
Accounts payable and accrued expenses	17,642	2,241
Income tax payable	28,559	-
Deferred revenue	64,818	-
Net cash provided by (used in) operating activities	376,106	(29,615)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	58,915	29,461
Repayment to related parties	-	(2,379)
Net cash provided by financing activities	58,915	27,082

Net change in cash and cash equivalents	435,021	(2,533)
Cash at beginning of period	36,810	2,533
Cash at end of period	$471,831	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt forgiveness recorded in additional paid in capital	$-	$28,372

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Notes to Financial Statements

March 31, 2018

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

Certain amounts in last year’s financial statements have been reclassified to conform to current year presentation.

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

Revenue Recognition

The Company recognizes revenue from the sale of products in accordance with ASC 605, “Revenue Recognition.” and ASC 606, “Revenue From Contracts With Customers”. The Company recognizes revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and
iv)	Collection is reasonably assured.

Under these criteria, this generally means that the Company recognizes revenue when its products are delivered to customers in accordance with the written sales terms.

May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) jointly issued a converged standard, Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 addresses the recognition of revenue based upon the payment and performance obligations of the seller and buyer. Since the Company sells products with no contingent payment obligations and no obligations on its part subsequent to the delivery of products, the adoption of Topic 606 did not change the Company's revenue recognition.

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

During the six months ended March 31, 2018, all revenue was derived from four sales contracts with one customer.

During the six months ended March 31, 2018, all purchases were derived from four purchase contracts with one supplier.

There was no revenue or purchases during the six months ended March 31, 2017.

Inventories

Inventories consist primarily of finished goods. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of first-in, first-out methods. As of March 31, 2018 and September 30, 2017, the Company had $300,600 and $0 in inventories, respectively.

Deferred Revenue

Deferred revenue arises from payments received prior to delivery of products to the customer. As of March 31, 2018 and September 30, 2017, the Company had deferred revenue of $64,818 and $0, respectively.

Financial Instruments

The carrying values of our financial instruments, including cash and cash equivalents, inventories, prepaid inventories, prepaid expenses, accounts payable and accrued expenses and deferred revenue, approximate their fair values due to the short-term maturities of these financial instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due to related parties due to their related party nature.

Recent Accounting Pronouncements

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The amendments are effective upon addition to the FASB Accounting Standards Codification. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.

The Company’s management has considered all other recent accounting pronouncements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - INCOME TAXES

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law including lowering the corporate tax rate from 34% to 21%. The new rate is effective for tax years beginning after December 31, 2017. Accordingly, the new rate does not apply to the year ending September 30, 2018. Since the entire net operating loss at September 30, 2017 was used up in the year ending September 30, 2018, the new tax legislation does not affect the way the Company can use and carry forward net operating losses, at least in the year ending September 30, 2018.

The reconciliation of income tax expense at the U.S. statutory rate of 34%, to the Company’s effective tax rate is as follows:

	Six Months Ended March 31,
	2018	2017
Income tax expense (benefit) at statutory rate	$60,601	$(10,151)
Change of valuation allowance	(32,042)	10,151
Income tax expense	$28,559	$-

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2018, the Company’s chief executive officer paid a security deposit of $4,992 for the rent on behalf of the Company and a stockholder paid various expenses of $53,923 on behalf of the Company.

During the six months ended March 31, 2017, the Company (i) borrowed $8,710 from its chief executive officer, (ii) borrowed $20,751 from its former chief executive officer and (iii) repaid $2,379 to the former chief executive officer. On January 30, 2017, in connection with the sale by the former chief executive officer of his stock, a non-interest bearing demand loan of $28,372, was cancelled by the former chief executive officer and recorded as additional paid-in capital.

As of March 31, 2018 and September 30, 2017, the Company had due to related parties of $95,294 and $36,379, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On November 30, 2017, the Company entered into a lease agreement to rent a storage place in Hong Kong for a two-year term at HK$19,500 (approximately $2,500) per month. The Company paid $4,992 (HK$39,000) as a security deposit. For the three and six months ended March 31, 2018, the Company incurred $7,533 and $10,053 rent expense, respectively. There were no rent expense incurred in the three and six months ended March 31, 2017.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and determined that no subsequent event requires recognition or disclosure to the financial statements.

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

We first sold products during the fourth quarter of the year ended September 30, 2017. We generated revenues of $1,964,000 for the three months ended March 31, 2018 and $3,409,000 for the six months ended March 31, 2018. We did not generate any revenue during the three or six months ended March 31, 2017. All of our sales, which were sales of Cordycepin and cordyceps powder, were made to one customer, all of our purchases were from one supplier and our gross margin on all of our revenues was 10%. We are dependent upon this one customer and this one supplier. We can give no assurance that we can or will be successful in developing marketable products or expanding our customer base. At present, we have no full-time employees. We face significant risks in implementing our business plan including, but not limited to, our ability to raise the necessary financing either through the sale of debt or equity securities or through a loan facility, our ability to hire and retain qualified research and development, marketing and administrative personnel, our ability to develop products and to market in the United States and other western markets any products we may develop, our ability to comply with any government regulations relating to the manufacture, distribution and marketing any products we develop. We cannot assure you that we can or will generate revenue or profits in the future.

We require funds in order to expand our operations. Although we intend to seek to raise funds in the equity market, we can give no assurance as to the availability or terms of any such financing. There is no trading market in our common stock, and any sale of our equity securities could result in material dilution to the stockholders. If we are not able to raise the necessary funds, we may be unable to expand our business.

Stock Distribution

On May 18, 2017, we effected a three-for-one stock distribution pursuant to which we issued two shares of common stock for each share of common stock outstanding on the record date, May 18, 2017. All share and per share information in this report retroactively reflect this stock distribution.

Results of Operations

For the three and six months ended March 31, 2018 and 2017.

For the three months ended March 31, 2018, we had revenues of $1,964,000, a gross profit of $196,400, operating expenses of $98,389, principally professional fees relating to our SEC filings, income from operations of $98,011 and income tax of $28,559. The net loss carryforward at September 30, 2017 of $94,241 was used during the quarter ended March 31, 2018. As a result of the foregoing, our net income was $69,452, or $0.00 per share (basic and diluted).

For the six months ended March 31, 2018, we had revenues of $3,409,000, a gross profit of $340,900, operating expenses of $162,662, principally professional fees relating to our SEC filings, income from operations of $178,238 and income tax of $28,559. As a result of the foregoing, our net income was $149,679, or $0.00 per share (basic and diluted).

During the three and six months ended March 31, 2017, we were engaged in our prior business, which was attempting to develop aquatic center in the Hawaiian Islands, from which we generated no revenue and a net loss of $22,443, or ($0.00) per share (basic and diluted) for the three months ended March 31, 2017 and $29,856, or ($0.00) per share (basic and diluted) for the six months ended March 31, 2017.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from September 30, 2017 to March 31, 2018:

	March 31, 2018	September 30, 2017	Change	% Change
Current assets	$862,931	$548,310	$314,621	57.4%
Current liabilities	$206,913	$36,979	$169,934	459.5%
Working capital	$656,018	$511,331	$144,687	28.3%

The following table summarizes our cash flows for the six months ended March 31, 2018 and 2017:

	Six Months Ended
	March 31, 2018	March 31, 2017
Cash provided by (used in) operating activities	$376,106	$(29,615)
Cash provided by financing activities	58,915	27,082
Non-cash financing activities	-	28,372
Cash and cash equivalents end of period	471,831	--

Cash provided by operating activities of $376,106 for the six months ended March 31, 2018 reflected primarily our net income of $149,679, a decrease in inventories and related accounts of $180,400, and increases in accounts payable and accrued expenses of $17,642, an increase in income tax payable of $28,559, an increase in deferred revenue of $64,818 offset by an increase in prepaid expenses of $60,000 and an increase in security deposit of $4,992. The cash used in operating activities for the six months ended March 31, 2017 of $29,615 primarily reflected the $29,856 net loss for the period.

We did not use any cash in investing activities for the six month ended March 31, 2018 and 2017.

For the six months ended March 31, 2018, our cash flow from financing activities consisted of advances from related parties of $58,915. For the six months ended March 31, 2017, our cash flow from financing activities consisted of an advance from related parties of $29,461 and a repayment to a related party of $2,379.

There was no non-cash financing activities in the six months ended March 31, 2018. Non-cash financing activities for the six months ended March 31, 2017 related to the forgiveness of debt due to a related party of $28,372.

Critical Accounting Policy and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies for the period ended March 31, 2018. See Note 2 to the statements in this Quarterly Report for a complete discussion of our significant accounting policies and estimates.

Recent Accounting Pronouncements

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The amendments are effective upon addition to the FASB Accounting Standards Codification. We are currently evaluating the impact of the adoption of this guidance on our financial statements.

Management has considered all other recent accounting pronouncements. Our management believes that these recent pronouncements will not have a material effect on our financial statements.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed such positions on January 30, 2017 and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of March 31, 2018, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended March 31, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACRO BIOMEDICAL CO., LTD.

Dated: August 1 , 2018	By:	/s/ Pao-Chi Chu
Pao-Chi Chu
Chief Executive Officer and Chief Financial Officer

