Form 10-Q
period 2018-06-30
ACRO BIOMEDICAL CO., LTD.
filed 2018-08-14
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,660,000 shares of common stock on August 13, 2018.

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

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

(Unaudited)

	June 30,	September 30,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$4,615	$36,810
Inventories	900,000	-
Purchase deposit to vendor	20,000	481,000
Prepaid expenses	80,500	30,500
Total Current Assets	1,005,115	548,310

Security deposit	4,992	-

TOTAL ASSETS	$1,010,107	$548,310

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,876	$600
Income tax payable	88,476	-
Due to related parties	140,436	36,379
Total Current Liabilities	232,788	36,979

TOTAL LIABILITIES	232,788	36,979

Stockholders’ Equity
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 47,660,000 shares issued and outstanding	47,660	47,660
Additional paid-in capital	557,912	557,912
Retained earnings (accumulated deficit)	171,747	(94,241)
Total Stockholders’ Equity	777,319	511,331

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,010,107	$548,310

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Revenues	$2,199,000	$-	$5,608,000	$-
Cost of revenues	1,959,100	-	5,027,200	-
Gross profit	239,900	-	580,800	-

Operating expenses
General and administrative	63,674	11,887	226,336	41,743
Total operating expenses	63,674	11,887	226,336	41,743

Income (loss) before provision for income taxes	176,226	(11,887)	354,464	(41,743)
Provision for income taxes	59,917	-	88,476	-
Net income (loss)	$116,309	$(11,887)	$265,988	$(41,743)

Basic and diluted income (loss) per share of common stock	$0.00	$(0.00)	$0.01	$(0.00)

Weighted average number of shares of common stock outstanding	47,660,000	47,160,000	47,660,000	47,160,000

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$265,988	$(41,743)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventories and purchase deposit to vendor	(439,000)	-
Prepaid expenses	(50,000)	(2,500)
Security deposit	(4,992)	-
Accounts payable and accrued expenses	3,276	(2,926)
Income tax payable	88,476	-
Net cash used in operating activities	(136,252)	(47,169)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	104,057	47,015
Repayment to related parties	-	(2,379)
Net cash provided by financing activities	104,057	44,636

Net change in cash and cash equivalents	(32,195)	(2,533)
Cash at beginning of period	36,810	2,533
Cash at end of period	$4,615	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt forgiveness recorded in additional paid-in capital	$-	$28,372

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Notes to Financial Statements

June 30, 2018

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Acro Biomedical Co., Ltd. (the “Company”) is a Nevada corporation incorporated on September 24, 2014 under the name Killer Waves Hawaii, Inc. On January 30, 2017, the Company’s corporate name was changed to Acro Biomedical Co., Ltd.

The Company has been engaged in the business of developing and marketing products that promote wellness and a healthy lifestyle since 2017. The Company’s initial business plan was to build a family waterpark in a state-of-the-art designed aquatic center in several locations throughout the Hawaiian Islands. The Company was not able to develop this business and it did not generate any revenues in this business. Following a change of control on January 30, 2017, the Company discontinued its efforts to develop aquatic centers. The Company intends to conduct research and development on its own proprietary products based on cordyceps sinensis. Cordyceps is a fungus that is used in traditional Chinese medicine. The Company’s first sale was made in September 2017. All of the Company’s sales to date have been sales of cordyceps related products and, commencing in the three months ended June 30, 2018, metallothionein MT-3 elizer, a protein that, in powder form, is used in health supplements.

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

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) jointly issued a converged standard, Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 addresses the recognition of revenue based upon the payment and performance obligations of the seller and buyer. Since the Company sells products with no contingent payment obligations and no obligations on its part subsequent to the delivery of products, the adoption of Topic 606 will not change the Company’s revenue recognition. We will adopt Topic 606 on October 1, 2018.

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

During the nine months ended June 30, 2018, all revenue was derived from seven sales contracts with two customers.

During the nine months ended June 30, 2018, all purchases were derived from seven purchase contracts with two suppliers.

There was no revenue or purchases during the nine months ended June 30, 2017.

Inventories

Inventories consist primarily of finished goods. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of first-in, first-out methods. As of June 30, 2018 and September 30, 2017, the Company had $900,000 and $0 in inventories, respectively.

Financial Instruments

The carrying values of our financial instruments, including cash and cash equivalents, inventories, purchase deposit to vendor, prepaid expenses, accounts payable and accrued expenses, approximate their fair values due to the short-term maturities of these financial instruments.

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

NOTE 3 - INCOME TAXES

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law including lowering the corporate tax rate from 34% to 21%. The new rate is effective for tax years beginning after December 31, 2017. Accordingly, the new rate does not apply to the year ending September 30, 2018. Since the entire net operating loss at September 30, 2017 was used up in the nine months ending September 30, 2018, the new tax legislation does not affect the way the Company can use and carry forward net operating losses, at least in the year ending September 30, 2018.

The reconciliation of income tax expense at the U.S. statutory rate of 34%, to the Company’s effective tax rate is as follows:

	Nine Months Ended
	June 30,
	2018	2017
Income tax expense (benefit) at statutory rate	$120,518	$(14,193)
Change of valuation allowance	(32,042)	14,193
Income tax expense	$88,476	$-

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2018, the Company’s chief executive officer paid a security deposit of $4,992 for the rent on behalf of the Company and a stockholder, who is not a 5% stockholder, paid various expenses of $99,065 on behalf of the Company. The loan is non-interest bearing and due on demand.

During the nine months ended June 30, 2017, the Company borrowed $47,015 from the former chief executive officer of the Company and repaid $2,379. On June 30, 2017, in connection with the sale by the former chief executive officer of his stock, a non-interest bearing demand loan of $28,372, was cancelled by the former chief executive officer and recorded as additional paid-in capital.

As of June 30, 2018 and September 30, 2017, the Company had due to related parties of $140,436 and $36,379, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On November 30, 2017, the Company entered into a lease agreement to rent a storage place in Hong Kong for a two-year term at HK$19,500 (approximately $2,500) per month. The Company paid $4,992 (HK$39,000) as a security deposit. For the three and nine months ended June 30, 2018, the Company incurred rent expense of $7,552 and $17,605, respectively. There were no rent expenses incurred in the nine months ended June 30, 2017.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and determined that no subsequent event requires recognition or disclosure to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since January 30, 2017, following a change of control, we have been seeking to engage in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. In this connection we intend to conduct research and development on our own proprietary products based on cordyceps sinensis. Cordyceps is a fungus that is used in traditional Chinese medicine. Cordyceps sinensis has been described as a medicine in old Chinese medical books and Tibetan medicine. It is a rare combination of a caterpillar and a fungus and found at altitudes above 4500m in Sikkim. Commencing in the fourth quarter of the year ended September 30, 2017, when we made our first sales, we sold Cordycepin and cordyceps powder, to one customer. In the three months ended June 30, 2018, we sold metallothionein MT-3 elizer to one customer. The encoded protein in metallothionein MT-3 is a growth inhibitory factor, and reduced levels of the protein are observed in the brains of individuals with some metal-linked neurodegenerative disorders such as Alzheimer’s disease. We sell metallothionein MT-3 elizer in powder form. We may seek to market other products which we see as complimentary to our present products.

We generated revenues of $2,199,000 for the three months ended June 30, 2018 and $5,608,000 for the nine months ended June 30, 2018. We did not generate any revenue during the three or nine months ended June 30, 2017. During the nine months ended June 30, 2018, all revenue was from seven sales contracts with two customers, and all purchases were from seven purchase contracts with two suppliers. We are dependent upon these two customers, who are located in the Peoples’ Republic of China and Hong Kong, and these two suppliers, who are located in the Republic of China. We can give no assurance that we can or will be successful in developing marketable products or expanding our customer base.

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

We require funds in order to expand our operations. During the nine months ended June 30, 2018, we financed our operations by advances from related parties. Although we intend to seek to raise funds in the equity market, we can give no assurance as to the availability or terms of any such financing. There is no trading market in our common stock, and any sale of our equity securities could result in material dilution to our stockholders. If we are not able to raise the necessary funds, we may be unable to expand our business.

Stock Distribution

On May 18, 2017, we effected a three-for-one stock distribution pursuant to which we issued two shares of common stock for each share of common stock outstanding on the record date, May 18, 2017. All share and per share information in this report retroactively reflect this stock distribution.

Results of Operations

For the three and nine months ended June 30, 2018 and 2017.

For the three months ended June 30, 2018, we had revenues of $2,199,000, a gross profit of $239,900, operating expenses of $63,674, principally professional fees relating to our SEC filings and consulting fees, income before income taxes of $176,226, and income tax of $59,917. As a result of the foregoing, our net income was $116,309, or $0.00 per share (basic and diluted).

For the nine months ended June 30, 2018, we had revenues of $5,608,000, a gross profit of $580,800, operating expenses of $226,336, principally professional fees relating to our SEC filings and consulting fees, income before income taxes of $354,464, and income tax of $88,476. Our tax loss carryforward at September 30, 2017 was used during the quarter ended March 31, 2018. As a result of the foregoing, our net income was $265,988, or $0.01 per share (basic and diluted).

During the three and nine months ended June 30, 2017, we were engaged in our prior business, which was attempting to develop aquatic center in the Hawaiian Islands, from which we generated no revenue and a net loss of $11,887, or ($0.00) per share (basic and diluted) for the three months ended June 30, 2017 and $41,743, or ($0.00) per share (basic and diluted) for the nine months ended June 30, 2017.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from September 30, 2017 to June 30, 2018:

	June 30, 2018	September 30, 2017	Change	% Change
Current assets	$1,005,115	$548,310	$456,805	83.3%
Current liabilities	$232,788	$36,979	$195,809	529.5%
Working capital	$772,327	$511,331	$260,996	51.0%

The following table summarizes our cash flows for the nine months ended June 30, 2018 and 2017:

	Nine months Ended
	June 30, 2018	June 30, 2017
Cash used in operating activities	$(136,252)	$(47,169)
Cash provided by financing activities	104,057	44,636
Non-cash financing activities	--	28,372
Cash and cash equivalents end of period	4,615	--

Cash used in operating activities of $136,252 for the nine months ended June 30, 2018 reflected primarily our net income of $265,988, an increase in inventories and purchase deposit to vendor of $439,000, an increase in prepaid expenses of $50,000, which are principally professional fees, offset by an increase in income tax payable of $88,476. The cash used in operating activities for the nine months ended June 30, 2017 of $47,169 primarily reflected the $41,743 net loss for the period.

We did not use any cash in investing activities for the nine months ended June 30, 2018 or 2017.

Our cash flow from financing activities for the nine months ended June 30, 2018 consisted of advances from related parties, which consisted of the payment by our chief executive officer on our behalf of a rent security deposit of $4,992 and the payment by a stockholder on our behalf of various expenses totaling $99,065. For the nine months ended June 30, 2017, our cash flow from financing activities consisted of an advance from related parties of $47,015 offset by a repayment to a related party of $2,379.

We had no non-cash financing activities in the nine months ended June 30, 2018. Non-cash financing activities for the nine months ended June 30, 2017 related to the forgiveness of debt due to a related party of $28,372.

Critical Accounting Policy and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We believe there have been no significant changes in accounting policies for the period ended June 30, 2018. See Note 2 to the statements in this Quarterly Report for a complete discussion of our significant accounting policies and estimates. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed such positions on January 30, 2017 and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of June 30, 2018, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended June 30, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACRO BIOMEDICAL CO., LTD.

Dated: August 14, 2018	By:	/s/ Pao-Chi Chu
Pao-Chi Chu
Chief Executive Officer and Chief Financial Officer

