Form 10-K
period 2018-09-30
ACRO BIOMEDICAL CO., LTD.
filed 2018-12-28
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-207765

ACRO BIOMEDICAL CO., LTD.
(Exact name of registrant as specified in its charter)

Nevada	47-1950356
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

12175 Visionary Way, Suite 1160; Fishers, Indiana 46038

(Address of principal executive offices)

Registrant’s telephone number, including area code: (317) 286-6788

Securities registered under Section 12(b) of the Exchange Act: None

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; however, since there was not trading market on the last day of the second quarter, the price of the common equity on the first trading day after the end of the second quarter was used: $31,800,000.00.

As of December 20, 2018, the registrant had 47,760,000 shares of common stock outstanding.

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

•	Our ability to develop and market nutritional products based on cordyceps sinensis and related products and metallothionein MT-3 elizer;

•	The extent to which there is a market for products such as our proposed products in the United States, and our ability to address any market which may develop;

•	Our ability to generate revenue from the sale of our products;

•	Our ability to develop a customer base so that we are not dependent upon two customers for all of our revenues;

•	Our ability to obtain raw materials and finished product on reasonable terms and in a timely manner;

•	Our ability to obtain the necessary financing for us to develop and market our products;

•	Our ability to identify, hire and retain qualified executive, administrative, research and development, marketing and other personnel;

•	To the extent that we manufacture products, our ability to establish and maintain manufacturing facilities that comply with all applicable government regulations for any products which we may develop or manufacture;

•	Our ability to develop and maintain third-party manufacturing facilities for our product;

•	Our ability to establish effective marketing and distribution arrangements;

•	Our ability to comply with government regulations relating to the manufacture, sale and marketing of our products;

•	Our ability to protect any intellectual property we may develop;

•	Our ability to successfully develop a marketable product;

•	The effects on our reputation or financial condition of any product recall, whether required or voluntary;

•	The effects of fluctuation of our sales on our operating results and on our ability to order products and raw materials to meet the changing needs of the market;

•	The effects of any litigation which may arise concerning the use of our products;

•	The costs associated with defending and resolving potential legal claims, even if such claims are without merit;

•	The effects on our financial condition, operating results and reputation of any adverse reactions which users of our products may sustain;

•	Any liability we may sustain as a result of any impurities in any products we may sell;

•	The development of a market for our common stock;

•	If a market in our common stock develops, actions by third parties to either sell or purchase our common stock in quantities that would have a significant effect on our stock price;

•	Risks generally associated with products that are considered nutritional supplements;

•	Current and future economic and political conditions;

•	The impact of changes in accounting rules on our financial statements;

•	Other assumptions described in this annual report; and

•	Other matters that are not within our control.

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

Item 1. Business

We have been engaged in the business of developing and marketing products that promote wellness and a healthy lifestyle since 2017. Our initial business plan was to build a family waterpark in a state-of-the-art designed aquatic center in several locations throughout the Hawaiian Islands. We were not able to develop this business and we did not generate any revenues in this business. Following a change of control on January 30, 2017, resulting from the sale by the then principal stockholder of 36,000,000 shares of common stock, constituting all of his stock and 76.3% of the then outstanding common stock, we discontinued our efforts to develop aquatic centers. Our business to date has involved purchase products from two suppliers and selling these products to two unrelated customers.

Our first sale was made in September 2017. All of our sales to date have been sales of cordyceps related products and, commencing in the second quarter of the year ended September 30, 2018, metallothionein MT-3 elizer. We may also seek to market other products which we see as complimentary to our present products.

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

Metallothionein MT-3 elizer is a protein that, in powder form, is used in health supplements. The encoded protein in metallothionein MT-3 is a growth inhibitory factor, and reduced levels of the protein are observed in the brains of individuals with some metal-linked neurodegenerative disorders such as Alzheimer’s disease.

We first sold products during the fourth quarter of the year ended September 30, 2017. In the year ended September 30, 2017, we generated revenues of $510,000 during the fourth quarter from the sale of Cordycepin and cordyceps powder one customer, and all of our purchases were from one supplier. During the year ended September 30, 2018, we sold Cordycepin and cordyceps powder and metallothionein MT-3 elizer to two customers. We purchased all of our Cordycepin and cordyceps powder from one supplier and all of our metallothionein MT-3 elizer from a second supplier. Our sales are sales of our product in bulk to companies who use our products as ingredients in their products. We do not sell products in a form for use by consumers although we may, in the future, develop products for use by consumers.

Our Organization

We are a Nevada corporation incorporated on September 24, 2014 under the name Killer Waves Hawaii, Inc. On January 30, 2017, we changed our corporate name to Acro Biomedical Co., Ltd. Our address is 12175 Visionary Way, Suite 1160, Fishers, Indiana 46038, telephone (317) 286-6788. Our corporate website is http://acrobiomedicalco.com. Information on or derived from our website or any other website is not part of this annual report.

Stock Distribution

On May 18, 2017, we effected a three-for-one stock distribution pursuant to which we issued two shares of common stock for each share of common stock outstanding on the record date, May 18, 2017. All share and per share information in this annual report retroactively reflect this stock distribution.

Source of Supply

We purchased all of our Cordycepin and cordyceps powder from one supplier, Aublog Inc., a Taiwan-based company, and we purchase all of our metallothionein MT-3 elizer from Taiwan Master Foods Co., Ltd., a Taiwan-based company. We do not have any long-term supply contracts with either supplier, as a result of which our suppliers have no obligation to sell products to us. The following table sets forth our purchases from these suppliers for the years ended September 30, 2018 and 2017.

	Year Ended September 30,
	2018	2017
Aublog Inc.	$5,827,700	$459,000
Taiwan Master Foods Co. Ltd.	2,500,000	-
	$8,327,700	$459,000

Our inventory at September 30, 2018 of $1,146,600 consisted of Cordycepin and cordyceps powder which we purchased from Aublog.

We do not plan to establish manufacturing facilities. We have engaged in initial discussions with potential contract manufacturers in Taiwan. If we can negotiate acceptable terms for a contract manufacturer to manufacture our products, we would source the raw materials and have the raw materials shipped to the manufacturer who would them customize the product to meet our specifications. However, the product may bear the brand names of the manufacturer rather than our brand name. If we are not able to negotiate an agreement with a contract manufacturer, we may continue to buy finished products from a manufacturer, which we anticipate would have the manufacturer’s brand names. Even if we engage a contract manufacturer, we may still buy a manufacturer’s brand products either from our contract manufacturer or another supplier. We cannot assure you that we will be able to develop the necessary relationships with suppliers or contract manufacturers on reasonable terms.

Marketing and Sales

All of our marketing and sales activities have been conducted by our chief executive officer, Pao-Chi Chu, who is our only employee and who provides his services on a part-time basis. All sales to date were made by our chief executive officer.

All of our sale through September 30, 2018 were made to two customers, Xiamen Jinxia Yongfeng Commercial Co., Ltd. and Acrology International Co., Ltd. We do not have any long-term contracts with either customer. We ship products pursuant to purchase orders placed by the customers. The following table sets forth our sales to our customers during the years ended September 30, 2018 and 2017.

	Year Ended September 30,
	2018	2017
Acrology International Co., Ltd.	$4,271,500	$-
Xiamen Jinxia Yongfeng Commercial Co., Ltd.	3,743,000	510,000
	$8,014,500	$510,000

Our customers are located in Hong Kong and use our product as an ingredient in their products.

Government Regulations

In the event that we seek to market and sell our products in the United States, we will be subject to various laws and regulations. The United States Federal Food, Drug, and Cosmetic Act defines a dietary ingredient as a vitamin, mineral, herb or other botanical, amino acid, dietary substance for use by man to supplement the diet by increasing the total dietary intake, or a concentrate, metabolite, constituent, extract, or combination of the preceding substances. Unlike drugs, supplements are not intended to treat, diagnose, prevent, or cure diseases, which means that supplements cannot make claims as to health benefits. Claims like these can only legitimately be made for drugs, not dietary supplements. Dietary supplements include such ingredients as vitamins, minerals, herbs, amino acids, and enzymes. Dietary supplements are marketed in forms such as tablets, capsules, softgels, gelcaps, powders, and liquids. Cordyseps is considered a dietary supplement.

The United States Food and Drug Administration regulates both finished dietary supplement products and dietary ingredients. The FDA regulates dietary supplements under a different set of regulations than those covering “conventional” foods and drug products. Under the Dietary Supplement Health and Education Act of 1994, (i) manufacturers and distributors of dietary supplements and dietary ingredients are prohibited from marketing products that are adulterated or misbranded. That means that these firms are responsible for evaluating the safety and labeling of their products before marketing to ensure that they meet all the requirements of Dietary Supplement Health and Education Act and FDA regulations. The FDA is responsible for taking action against any adulterated or misbranded dietary supplement product after it reaches the market.

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

If we engage in business in the United States, we will be subject to a variety of other regulations, including those relating to health, safety, bioterrorism, taxes, labor and employment, import and export, and environmental. These regulations may require significant financial and operational resources to ensure compliance, and we cannot assure you we will able to be in compliance.

We do not sell products for retail sale to consumers although we may, in the future, develop products which are designed and packaged for consumer use. Our customers purchase our products in bulk and use our products as ingredients in their products. Countries into which our products are sold have regulations relating to the marketing, labeling and claims for dietary supplements. Since we do not sell products in form for use by consumers, our customers must comply with applicable government regulations. Our present customers are located in Hong Kong, which has laws concerning the ingredients in products sold for consumption, including the purity of the ingredients. If products which include our products as ingredients are sold in Hong Kong or any other country, the products may be subject to the food and supplement regulations of the country. We do not make any of the products we sell. To the extent a claim arises either as a result of the use by a consumer of products which contain our ingredients or a government agency raises questions about the purity of ingredients purchased from us, we may incur liability for any adverse reactions to the products purchased by consumers or failures of our products to conform to the stated purity of our products and we cannot assure you that we will be able to claim over against our supplier. If we sell products that are designed and packaged for use by consumers, we may be subject to laws relating to such products, including the purity and labeling of the products and any other regulations that may be applicable.

Research and Development

We plan to conduct research and development with respect to our own proprietary products. Our research and development activities may relate to cordyceps products to be sold in the United States. However, to date we have not commenced research and development operations with respect to any products, and we cannot assure you that we commence such activities in the near future, if at all, or that we will be able to develop proprietary products. We may engage third parties to perform the research and development, and the third parties may be related to our chief executive officer.

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

At September 30, 2018, we had cash of approximately $1,100. Our principal asset at that date was inventory of $1,146,600. In order for us to continue in business, we will require significant additional capital either in the form of debt or equity. Because of the absence of any active trading market in our stock, our financial condition and our lack of any history of operations, we may be unable to raise funds through the sale of equity securities.

We cannot assure you that we can continue to operate profitably.

Although we generated net income of $419,660 on revenues of $8,014,500for the year ended September 30, 2018, we cannot assure you that we will continue to operate at a profit. We do not have any full-time employees and our chief executive officer, who provides his services on a part-time basis, has not received any salary. If we increase our operations and engage in selling, marketing and research and development activities, we will incur significant selling, general and administrative expenses. Unless we can significantly increase our revenue and gross profit and gross margin or raise funds from other sources, including the sale or our equity securities, we may not be able to operate profitably. The lack of an active trading market in our common stock can materially impair our ability to raise money through the sale of equity securities.

Our auditors’ report includes a going concern paragraph.

Our auditors’ report on our financial statements for the year ended September 30, 2018 includes a going concern paragraph. For the year ended September 30, 2018, we has limited cash and negative cash flow from our operations. The Company intends to fund operations through increased sales of its products and equity financing arrangements. Although we hope to fund the expansion of our operations through equity financing and increased sales of our products, because of the absence of any active trading market for our common stock, our financial condition and our lack of an operating history, we may not be able to raise funds for capital expenditures, working capital and other cash requirements.

If we are not able to generate revenue from the sale of our products, we may not be able to operate profitably.

Through September 30, 2018, our sole revenue has resulted from sales to two customers in Hong Kong. We have not generated any revenue from the sales in the United States and we do not anticipate offering products in the United States in the near term. We do not have any long-term agreement with our customers and they may cease purchasing us for any reason. Unless we are successful in generating revenue from other customers, our ability to operate profitably will be impaired. Further, as long we purchase our inventory from two suppliers and sell the product to a customer shortly thereafter, we have little ability to improve our gross margin.

If we sell products or commence operations in the United States, we would be subject to government regulations in the United States.

If we sell products or commence operations in the United States, we would be subject to FDA regulations under the Dietary Supplement Health and Education Act, which generally provides a regulatory framework to help ensure safe, quality dietary supplements and the dissemination of accurate information about our products. The FDA does not generally regulate active ingredients in dietary supplements in the same manner as it regulates drugs unless the product makes claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, that may result in the product being subject to the restrictions and regulations imposed on drugs. If we commence operations in the United States, we would also be subject to government regulations that apply to business in general, including those relating to health, safety, bioterrorism, taxes, labor and employment, import and export, and the environment. At present, we do not have any business activities in the United States that require compliance with these regulations. However, at such time as we commence business in the United States, we may require incur significant costs to ensure compliance, and we cannot assure you we will able to be in compliance. Other countries in which we may operate may have similar regulations, and, to the extent that we conduct business or sell products in these countries, we will be subject to those regulations.

Since we sell our products to customers in the Hong Kong, we may be subject Hong Kong laws and regulations relating to our products.

We do not sell products for retail sale to consumers. Our customers purchase our products in bulk and use our products as ingredients in their products. Countries into which our products are sold have regulations relating to the marketing, labeling and claims for dietary supplements. Since we do not sell products in form for use by consumers, our customers must comply with applicable government regulations. Our present customers are located in Hong Kong, which has laws concerning the ingredients in products sold for consumption, including the purity of the ingredients. If products which include our products as ingredients are sold in Hong Kong or any other country, the products may be subject to the food and supplement regulations of the country. We do not make any of the products we sell. To the extent a claim arises either as a result of the use by a consumer of products which contain our ingredients or a government agency raises questions about the purity of ingredients purchased from us, we may incur liability for any adverse reactions to the products purchased by consumers or failures of our products to conform to the stated purity of our products and we cannot assure you that we will be able to claim over against our supplier. Although we do not sell products in Hong Kong or any other country, we may be subject to liability or penalties in the event that our products do not have the purity which we claim We may, in the future, sell products that are designed and packaged for use by consumers, in which event we may be subject to laws relating to such products, including the purity and labeling of the products and any other regulations that may be applicable in the country in which the products are sold.

We need to develop additional sources of supply.

Our revenue through September 30, 2018 has been derived from the sale of products purchased from two suppliers and sold to two customers. We do not have any long-term agreements with any suppliers, and, accordingly, our suppliers have no contractual obligation to sell us product at a price which would enable us to generate an acceptable gross margin if at all. We will need to develop additional sources of supply for both raw materials and any finished products which we may sell. Although we believe that alternative sources of supply of both raw materials and finished products are available, any difficulty or delay in identifying and entering into supply arrangements with suppliers could impair both our gross margins and our ability to operate profitably. Further, any shortage of raw materials or interruption of supply could also result in higher prices for those materials which we may be unable to pass on to our customers. We cannot assure you that, if we develop our business, our suppliers will be provide us with the quality of raw materials we need or the quantities we request or at a price we consider to be reasonable. Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials based on conditions outside of our control, including weather, transportation interruptions, strikes, terrorism, natural disasters, or other catastrophic events.

We need to develop and maintain marketing and distribution channels.

We presently do not have any marketing or distribution arrangements. Our sales through September 30, 2018 were made by our chief executive officer. Unless we are able to hire qualified sales and marketing personnel and develop distribution channels to market and sell any products which we sell, we will not be able to generate sufficient revenue to enable us to operate profitably. We cannot assure you as to our ability to develop and maintain effective marketing and distribution channels.

We may not have sufficient product liability insurance to protect us against any claims we may sustain.

At present, we have not sold any products in the United States and we do not have any product liability insurance. Regardless of whether we manufacture products, we could face significant liabilities due to claims that the use of products we sell caused adverse reactions, regardless of whether we have the product manufactured for us or we purchase the product from a suppliers. We could be exposed to liability based on claims that, among others: our products contain contaminants; we provide consumers with inadequate instructions about product use; or we provide inadequate warning about side effects or interactions of our products with other substances. Even if we were to prevail in any such claims, the cost of litigation and settlement could be significant and could exceed any product liability coverage we may have. Although we intend to require any contract manufacturers to maintain product liability insurance, we cannot assure you that they will have adequate, if any, product liability insurance coverage. Since we do not have supply agreements with our present suppliers, we would have no contractual recourse against the suppliers in the event of any users should suffer adverse events following the use of products sold by us.

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

We have not conducted any study of the potential market for cordyceps-based or metallothionein products in the United States and we cannot assure you that there is a significant market for these products in the United States.

Although we have a general familiarity with the market for cordyceps products and metallothionein products in Asia, our business plan contemplates the sale of these products in the United States and possibly countries where there is a large Asian population. We have not conducted any study as to the market for cordyceps or metallothionein products in the United States and we cannot assure you that there is any significant market. Unless there is a significant market in the United States, we may not be able to operate profitably. We cannot assure you that there is a sufficient market in the United States to enable us to compete effectively or operate profitably.

The market for cordyceps or metallothionein products may be affected by recalls or successful litigation arising from claimed adverse reactions to cordyceps products.

Any recall or lawsuits arising out of adverse reactions or perceived adverse reactions to cordyceps or metallothionein products or unfavorable comments in the press or social media could impair the market for our products, even if the recall, adverse reaction or unfavorable comments related to products manufactured and sold by other companies. The market for any type of supplements is subject to change in public tastes, which changes may be based on these factors or other changes in taste not relating to any specific incident or problem. Since our business plan is presently limited to cordyceps and metallothionein products, we will be impacted more severely by changes in tastes than we would if we offered a range of different dietary supplements. We cannot assure you that we will be able to develop, offer and sell any products other than cordyceps-based products or metallothionein products or that any market that may exist will continue.

We may not be successful in our research and development activities.

We plan to engage in research and development activities with a view to developing cordyceps products to be sold in the United States. We cannot assure you that we will be successful in commencing such activities or in developing any product from our proposed research and development activities, that any such product will be marketable in the United States or any other country or that we will not require regulatory approval for the sale of any such product in the United States or any other country in which we seek to market the product. As a result, we may incur significant expenses in seeking to develop a product with no assurance that we can or will develop a marketable product.

We are dependent upon our chief executive officer.

We are dependent upon Pao-Chi Chu, our chief executive and financial officer, sole director and principal stockholder, who is our only employee and who works for us on a part-time basis. The loss of Mr. Chu would materially impair our ability to conduct our business. We do not have an employment agreement with Mr. Chu and we do not maintain key person life insurance on his life.

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

Pao-Chi Chu, our chief executive officer, chief financial officer and principal stockholder, has served as the chairman of Mucho Biotech Co., Ltd., Mucho Furich Co., Ltd., and Mucho Biomedical Co., Ltd., companies engaged in applications of cordyceps since 2006. These companies are controlled by Mr. Chu. As a result, he may have a conflict of interest in allocating his time and available resources among us and the other companies in related fields which he controls. We cannot assure you that Mr. Chu will be able to allocate sufficient time and resources to our business to enable us to develop our business plan.

We may not be able to protect any intellectual property which we may develop.

We do not have any patents or other proprietary intellectual property. While we may seek patents for any intellectual property which we may develop, we cannot assure you that we will develop any patentable product or that we will be able to obtain patents or that, if we do obtain patents, other companies will not be able to design around our patents and develop competitive or superior products. We cannot assure you that we will be able to enforce any patent rights which we may obtain. Patent litigation is very expensive, and, if we do not have the financial resources to enforce through litigation any patents we may obtain, we may not be able to retain the value of the patents. We believe that much of our intellectual property will be in the nature of trade secrets. Although we will seek to protect our intellectual property rights through nondisclosure agreements, including non-disclosure agreement with our employees and consultants and other companies with which we may conduct business, we cannot assure you that the other parties to the non-disclosure agreements will comply with their obligations, and we may not be aware of any breach until the intellectual property has been disclosed to a third party. We may not be able enforce our rights under the non-disclosure agreements.

Risks Concerning our Common Stock

There is presently no active market for our common stock, which may make it difficult for you to sell your stock.

Our common stock is quoted on the OTC Pink marketplace under the symbol ACBM. The OTC Pink market is not a national securities exchange and does not provide the benefits to stockholders which a national exchange provides. Furthermore, according to the OTC Markets website, the OTC Pink “is for all types of companies that are there by reasons of default, distress or design, which is why they are further segmented based on the level of information that they provide.” There is no active trading market for our common stock, and the OTC Markets website shows that there are many days on which there is no trading volume or very limited trading volume and that there was no trading in our common stock prior to April 12, 2018. Accordingly, even if a market develops, as to which we can give no assurance, there can be no assurance as to the liquidity of our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, if a market develops, it is likely that there will not be any significant float, with the result that the reported bid and asked prices may have little relationship to the price you would pay if you wanted to buy shares or the price you would receive if you wanted to sell shares.

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

We do not have any independent directors.

We do not have any independent directors. Our sole director is Pao-Chi Chu, who is our chief executive officer, chief financial officer and principal stockholder. Because we have no independent director, we do not have any checks and balances on Mr. Chu, which may make it difficult for us to develop internal controls and to raise money in the financial markets.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

As of the date of this annual report, there has no active trading activity in our common stock. There can be no assurance that any significant market, or any market, will ever develop in our common stock. Because of the low public float and the absence of any trading volume, any reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy share. Further, stocks with a low public float may be more subject to manipulation than a stock that has a significant public float. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

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

Mr. Pao-Chi Chu, our chief executive officer, owns 30,000,000 shares of common stock, representing approximately 62.8% of our outstanding common stock. As a result, Mr. Chu has the power, without the vote of any other stockholders, to elect all of our directors and take any action requiring stockholder approval, including any amendment to our certificate of incorporation, merger, sale of assets or other major corporate transaction.

We do not intend to pay any cash dividends in the foreseeable future. We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

ITEM 2. PROPERTIES

We do not own any real property. On November 30, 2017, we entered into a lease agreement to rent a storage place in Hong Kong for a two-year term at HK$19,500 (approximately $2,520) per month.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTC Pink market under the symbol ACBM. Any quotations for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

Stockholders of Record

As of December 19, 2018, we had eleven record holders of our common stock.

Transfer Agent

Cleartrust, LLC, 16540 Pointe Village Drive; Suite 210, Lutz, Florida 33558 is the transfer agent for our common stock.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Agreements

None.

Recent sales of unregistered securities.

In September 2018, we issued 50,000 shares of common stock to each of two consultants for services pursuant to consulting agreements. The shares were valued at an average of $3.075 per share, based on the market price of the common stock on the respective dates of the agreements. The issuance of the shares is exempt from the registration requirements of the Securities Act pursuant to Regulation S.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this report.

Overview

Since January 30, 2017, following a change of control, we have been engaged in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. Our initial business plan was to build a family waterpark in a state-of-the-art designed aquatic center in several locations throughout the Hawaiian Islands. We were not able to develop this business and we did not generate any revenues in this business.

Following the January 30, 2017 change of control, which resulted from the sale by the then principal stockholder of 36,000,000 shares of common stock, constituting all of his stock, we discontinued our efforts to develop aquatic centers. Our business to date has involved the purchase of products from two suppliers and the sale of these products to two unrelated customers. We intend to conduct research and development on our own proprietary products based on cordyceps sinensis, however, to date we have not commenced such activities and we cannot assure you that we will do so.

We first sold products during the fourth quarter of the year ended September 30, 2017. All of our sales to date have been sales of cordyceps related products and, commencing in the second quarter of the year ended September 30, 2018, metallothionein MT-3 elizer, a protein that, in powder form, is used in health supplements.

Cordyceps is a fungus that is used in traditional Chinese medicine. Cordyceps sinensis has been described as a medicine in old Chinese medical books and Tibetan medicine. It is a rare combination of a caterpillar and a fungus and found at altitudes above 4500m in Sikkim. The encoded protein in metallothionein MT-3 is a growth inhibitory factor, and reduced levels of the protein are observed in the brains of individuals with some metal-linked neurodegenerative disorders such as Alzheimer’s disease. We may also seek to market other products which we see as complimentary to our present products.

During the year ended September 30, 2018, we sold Cordycepin and cordyceps powder and metallothionein MT-3 elizer to two customers. We purchased all of our Cordycepin and cordyceps powder from one supplier and all of our metallothionein MT-3 elizer from a second supplier. We do not have any contracts with either of our customers or our suppliers.

We require funds for our operations. At September 30, 2018, we had $1,148 in cash and cash equivalents, $1,146,600 of inventory of Cordycepin and cordyceps powder and $330,089 in prepaid expenses, principally professional fees, including compensation for consulting services that were paid through the issuance of common stock. Although we intend to seek to raise funds in the equity market, we cannot assure you as to the availability or terms of any such financing. There is no active trading market in our common stock, and any sale of our equity securities could result in material dilution to our stockholders. If we are not able to raise the necessary funds or we do not generate sufficient revenue from the sale of our products, we may be unable to continue our business.

Results of Operations

Years ended September 30, 2018 and 2017

We did not generate any revenue prior the quarter ended September 30, 2017. Our revenue for the year ended September 30, 2018 was $8,014,500, cost of revenue was $7,181,100, with a gross profit of $833,400, and a gross margin of 10.4%, as compared with revenue of $510,000, cost of revenues of $459,000, a gross profit of $51,000 and a gross margin of 10% for the year ended September 30, 2017. The increase in revenue resulted from the sales efforts by our chief executive officer. All of our revenues resulted from sales to two customers, one of which was our sole customer for the year ended September 30, 2017.

Our operating expenses, consisting of general and administrative expenses, for the year ended September 30, 2018 were $317,850 as compared with $53,248, which was primarily professional fees and consulting fees which were paid through the issuance of stock, for the year ended September 30, 2017. The professional fees relate to expenses we incur as a result of our status as a public company.

As a result of the foregoing, we had net income of $419,660, or $0.01 per share (basic and diluted) for the year ended September 30, 2018 as compared with a loss of $2,248 or $(0.00) per share (basic and diluted) for the year ended September 30, 2017.

Liquidity and Capital Resources

The following table sets forth information relating to our working capital at September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017	Change
Current assets	$1,477,837	$548,310	$929,527
Current liabilities	$240,675	$36,979	$203,696
Working capital	$1,237,162	$511,331	$725,831

The increase in working capital reflects the inventory purchased from the proceeds of our sale of our products and prepaid expenses, a portion of which related to the unamortized value of the common stock issued for consulting services in September 2018.

The following is a summary of the statements of cash flows for the fiscal years ended September 30, 2018 and 2017:

	Year Ended September 30,
	2018	2017
Cash (used) in operating activities	$(140,419)	$(463,344)
Cash provided by investing activities	$0	$0
Cash provided by financing activities	$104,757	$497,621
Non cash investing and financing activities	$0	$85,502
Cash and cash equivalent at end of year	$1,148	$36,810

The cash used in operating activities for the year ended September 30, 2018 reflected our net income of $419,660 reduced by an increase in inventories, net of purchase deposit, of $665,600 and increased by income tax payable of $92,227. The cash used in operating activities for the year ended September 30, 2017 reflects primarily prepaid inventory of $481,000, prepaid professional fees of $30,500 and an increase in accounts payable of $50,404.

Cash provided by financing activities for the year ended September 30, 2018 represented net advances from related parties of $104,757, Cash provided by financing activities for the year ended September 30, 2017 reflects the sale of common stock for $500,000, less payments made to related parties of $2,379.

There were no non-cash investing or financing activities in the year ended September 30, 2018. Non cash financing activities for the year ended September 30, 2017 represents expenses paid by a related party of $57,130 and debt forgiveness of $28,372 by the former related parties in connection with the sale of stock that resulted in the change of control which was recorded to additional paid in capital.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended September 30, 2018, we have limited cash and negative cash flows from our operations. We intend to fund operations through increased sales of our products and equity financing arrangements. However, because of the absence of any active trading market for our common stock, our financial condition and our lack of an operating history, we may not be able to raise funds for capital expenditures, working capital and other cash requirements and the gross profit from sales of our products may not provide us with sufficient cash for our operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. We had $1,148 and $36,810 in cash and cash equivalents at September 30, 2018 and 2017, respectively.

Inventories

Inventories consist primarily of finished goods. Inventories are valued at the lower of cost or net realizable value. We determine cost on the basis of first-in, first-out methods. We periodically review inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although we believes that the assumptions we use to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded for the years ended September 30, 2018 and 2017.

Net Income (Loss) Per Share of Common Stock

We adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the years ended September 30, 2018 and 2017.

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables that we will likely incur in the near future. We place our cash and cash equivalents with financial institutions of high credit worthiness. At times, our cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.

Stock Based Compensation

We recognize compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares, and the expense is recognized over the service period for awards expected to vest. Share-based payments to consultants, service providers and other non-employees are accounted for in accordance with ASC Topic 718, ASC Topic 505, “Equity Payments to Non-Employees” or other applicable authoritative guidance. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

Revenue Recognition

We recognize revenue from the sale of products and services in accordance with ASC 605, ”Revenue Recognition.” We recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;

ii)	Service has been provided;

iii)	The fee is fixed or determinable; and,

iv)	Collection is reasonably assured.

We recognize revenue when our products are delivered to customers in accordance with the written sales terms.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) jointly issued a converged standard, Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 addresses the recognition of revenue based upon the payment and performance obligations of the seller and buyer. Since we sells products with no contingent payment obligations and no obligations on our part subsequent to the delivery of products, we do not believe that Topic 606 will affect the manner in which we recognize revenue.

In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. At adoption, all awards without established measurement dates will be revalued one final time, and a cumulative effect adjustment to retained earnings will be recorded as the difference between the pre-adoption value and new value. Companies will be permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate. Compensation expense recognition using a graded vesting schedule will no longer be permitted. This pending content is the result of the FASB’s Simplification Initiative, to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. Because we do not currently have any outstanding awards to non-employees for which a measurement date has not been established the adoption of ASU 2018-07 does not have a material impact to our financial statements and related disclosures upon adoption. The adoption of this standard will change the way that we account for non-employee compensation in the future.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 10, 2017, we dismissed Stevenson & Company CPAs LLC (“Stevenson”) as our independent registered public accounting firm and approved the engagement of MaloneBailey, LLP (“MaloneBailey”) as our independent registered public accounting firm. During the two fiscal years prior to our dismissal of Stevenson and any subsequent interim periods through the date of such dismissal, there were no disagreements with Stevenson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Further, during such period, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

On June 19, 2018, we dismissed MaloneBailey as our independent registered public accounting firm and, on July 6, 2018, we approved the engagement of Paritz & Company, P.A. as our independent registered public accounting firm. During the period of MaloneBailey’s engagement since May 2017 and any subsequent interim periods through the date of such dismissal, there were no disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Further, during such period, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

On October 18, 2018, Paritz advised us that, effective October 17, 2018, Paritz was acquired by the auditing firm, Prager Metis CPA’s LLC (“Prager”), and that the employees and partners of Paritz were joining Prager. As a result, effective October 17, 2018 Paritz resigned as our independent registered public accounting firm. On October 18, 2018, our sole director engaged Prager to serve as our independent registered public accounting firm. During the period of Paritz’ engagement, there were no disagreements between us and Paritz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Further, during such period, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018, the end of the year covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of September 30, 2018, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2018, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of September 30, 2018.

Management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting and a reliance on outside services for our accounting functions, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only employee who serves as both chief executive officer and chief financial officer, and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

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

Changes in Internal Control over Financial Reporting.

During the period ended September 30, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)
Pao-Chi Chu	65	Chief executive officer, chief financial officer, president, secretary and director

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

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended September 30, 2018 and 2017, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/ Warrant Awards (1)	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Pao-Chi Chu 1),	2018	-	-	-	-	-	-	-	-
CEO, CFO and President	2017	-	-	-	-	-	-	-	-

Gordon Lett(2), President, CFO	2017	-	-	-	-	-	-	-	-

_____________

(1)	Mr. Chu became chief executive officer, chief financial officer and president on January 30, 2017
(2)	Mr. Lett resigned as president and chief financial officer on January 30, 2017.

Employment Agreements

We have no employment agreements with Mr. Chu.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our officers.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards at September 30, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of December 20, 2018, by:

•	Each director;
•	Each current officer named in the summary compensation table;
•	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and
•	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of options, warrants or convertible securities) within 60 days of December 20, 2018. None of the named beneficial owners held any options, warrants or convertible securities at December 20, 2018.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Pao-Chi Chu 2F, No. 356, Dunhua S. Road, Da’an Dist Taipei City 106, Taiwan, ROC	30,000,000	62.8%

Shih-To Li No. 8, Nn. 106, Qingian Road, Wanhua Dist. Taipei City, Taiwan, ROC	5,040,000	10.6%
All officers and directors as a group (one individual)	30,000,000	62.8%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

During the year ended September 30, 2018, our chief executive officer paid a security deposit of $4,992 for the rent on our behalf for our lease and he paid our operating expenses of $41,871. A stockholder, who is not a 5% stockholder, paid various expenses of $99,265 on our behalf. The Company repaid $500 to our chief executive officer. The payments made on our behalf are treated as non-interest bearing demand loans.

Director Independence

We have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Malone Bailey, LLP, for the years ended September 30, 2017 and 2018 and Prager for the year ended September 30, 2018.

	Fiscal Year Ended September 30,
	2018	2017

Audit fees	$31,225	$17,500
Audit – related fees	--	--
Tax fees	--	--
All other fees	--	--

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements.

All other fees relate to professional services rendered in connection our registration statement.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company.(1)
3.2	Bylaws of the Company. (1)
31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Document
101.DEF	XBRL Taxonomy Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

______________

(1)	Incorporated by reference to the Form 8-K, which was filed with the SEC on February 1, 2017.

Item 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 28, 2018

ACRO BIOMEDICAL CO., LTD.

By:	/s/ Pao-Chi Chu
Name:	Pao-Chi Chu
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pao-Chi Chu	Director, chief executive officer and	December 28, 2018
Pao-Chi Chu	chief financial officer (principal executive, financial and accounting officer)

ACRO BIOMEDICAL CO., LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Acro Biomedical Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Acro Biomedical Co., Ltd. ("the Company") as of September 30, 2018, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, for the year ended September 30, 2018, the Company has limited cash and negative cash flows from its operations. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company's auditor since 2018.

Hackensack, New Jersey

December 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Acro Biomedical Co., Ltd. (formerly known as Killer Waves Hawaii, Inc.)

We have audited the accompanying balance sheet of Acro Biomedical Co., Ltd. (formerly known as Killer Waves Hawaii, Inc.) (the “Company”) as of September 30, 2017, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acro Biomedical Co., Ltd. (formerly known as Killer Waves Hawaii, Inc.) as of September 30, 2017 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

January 16, 2018

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

	September 30,	September 30,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$1,148	$36,810
Inventories	1,146,600	-
Purchase deposit to vendor	-	481,000
Prepaid expenses	330,089	30,500
Total Current Assets	1,477,837	548,310

Security deposit	4,992	-

TOTAL ASSETS	$1,482,829	$548,310

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$7,312	$600
Income tax payable	92,227	-
Due to related parties	141,136	36,379
Total Current Liabilities	240,675	36,979

TOTAL LIABILITIES	240,675	36,979

Stockholders’ Equity
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 47,760,000 and 47,660,000 shares issued and outstanding at September 30, 2018 and 2017, respectively	47,760	47,660
Additional paid-in capital	868,975	557,912
Retained earnings (Accumulated deficit)	325,419	(94,241)
Total Stockholders’ Equity	1,242,154	511,331

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,482,829	$548,310

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

	Year Ended
	September 30,
	2018	2017

Revenues	$8,014,500	$510,000
Cost of revenues	7,181,100	459,000
Gross profit	833,400	51,000

Operating expenses
General and administrative	317,850	53,248
Total operating expenses	317,850	53,248

Income (Loss) from operations	515,550	(2,248)

Other expense
Interest expense - related party	3,663	-
Total other expenses	3,663	-

Income (loss) before provision for income taxes	511,887	(2,248)
Provision for income taxes	92,227	-
Net income (loss)	$419,660	$(2,248)

Basic and dilutive income (loss) per share of common stock	$0.01	$(0.00)

Weighted average number of shares of common stock outstanding	47,661,235	47,173,699

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity (Deficit)

					Additional	Retained earnings	Total
	Preferred Stock		Common Stock		Paid in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity (Deficit)

Balance, September 30, 2016	-	$-	47,160,000	$47,160	$30,040	$(91,993)	$(14,793)

Stock issued for cash at $1 per share	-	-	500,000	500	499,500	-	500,000
Debt forgiveness from a related party	-	-	-	-	28,372	-	28,372
Net loss	-	-	-	-	-	(2,248)	(2,248)

Balance, September 30, 2017	-	-	47,660,000	47,660	557,912	(94,241)	511,331

Stock issued for services	-	-	100,000	100	307,400	-	307,500
Imputed interest on related party loans	-	-	-	-	3,663	-	3,663
Net income	-	-	-	-	-	419,660	419,660

Balance, September 30, 2018	-	$-	47,760,000	$47,760	$868,975	$325,419	$1,242,154

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

	Year Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$419,660	$(2,248)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	7,411	-
Imputed interest - related parties	3,663	-
Changes in operating assets and liabilities:
Inventories and purchase deposit to vendor	(665,600)	(481,000)
Prepaid expenses	500	(30,500)
Security deposit	(4,992)	-
Accounts payable and accrued expenses	6,712	50,404
Income tax payable	92,227	-
Net cash used in operating activities	(140,419)	(463,344)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	105,257	-
Repayment to related parties	(500)	(2,379)
Proceeds from issuance of common stock	-	500,000
Net cash provided by financing activities	104,757	497,621

Net change in cash and cash equivalents	(35,662)	34,277
Cash and cash equivalent at beginning of year	36,810	2,533
Cash and cash equivalent at end of year	$1,148	$36,810

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Expenses paid by related party	$-	$57,130
Debt forgiveness recorded in additional paid-in capital	$-	$28,372

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Notes to the Financial Statements

September 30, 2018 and 2017

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

Inventories

Inventories consist primarily of finished goods. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of first-in, first-out methods. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although the Company believes that the assumptions it uses to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded for the years ended September 30, 2018 and 2017.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the years ended September 30, 2018 and 2017.

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

The carrying values of our financial instruments, including, cash and cash equivalents; prepaid expenses; accounts payable and accrued expenses and due to related parties approximate their fair values due to the short-term maturities of these financial instruments.

Stock Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of its common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. Share-based payments to consultants, service providers and other non-employees are accounted for in accordance with ASC Topic 718, ASC Topic 505, “Equity Payments to Non-Employees” or other applicable authoritative guidance. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

Related Parties

The Company follows ASC 850, ”Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions and balances.

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

Recent Accounting Pronouncements

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

In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. At adoption, all awards without established measurement dates will be revalued one final time, and a cumulative effect adjustment to retained earnings will be recorded as the difference between the pre-adoption value and new value. Companies will be permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate. Compensation expense recognition using a graded vesting schedule will no longer be permitted. This pending content is the result of the FASB’s Simplification Initiative, to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. Because the Company does not currently have any outstanding awards to non-employees for which a measurement date has not been established the adoption of ASU 2018-07 does not have a material impact to the Company’s financial statements and related disclosures upon adoption. The adoption of this standard will change the way that the Company accounts for non-employee compensation in the future.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended September 30, 2018, the Company has limited cash and negative cash flows from its operations. The Company intends to fund operations through increased sales of its products and equity financing arrangements. However, because of the absence of any active trading market for its common stock, its financial condition and its lack of an operating history, the Company may not be able to raise funds for capital expenditures, working capital and other cash requirements and the gross profit from sales of its products may not provide the Company with sufficient cash for its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – PREPAID EXPENSE

At September 30, 2018 and 2017, prepaid expenses totaled $330,089 and $30,500, respectively; and consisted of the professional and consulting fees which are being amortized over the life of each respective agreement.

NOTE 5 - EQUITY

Stock Distribution

On May 18, 2017, the Company effected a three-for-one stock distribution pursuant to which the Company issued two shares of common stock for each share of common stock outstanding on the record date, May 18, 2017. All share and per share information in these financial statements has been retrospectively adjusted to retroactively reflect this stock distribution from all periods presented.

Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, par value of $0.001 per share. The board of directors is authorized to issue preferred stock in one or more series and each such series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the board of directors may determine.

There were no shares of preferred stock issued or outstanding as of September 30, 2018 and 2017.

Common Stock

During the year ended September 30, 2018, the Company issued 50,000 shares of common stock to each of two consultants for services from September 26, 2018 to March 31, 2019. The shares were valued at $307,500, based on the market price of the common stock on the respective dates of the agreements, which was an average of $3.075 per share.

During the year ended September 30, 2017, the Company issued 500,000 shares of common stock to a third party for $500,000.

On January 30, 2017, the former chief executive officer sold 12,000,000 shares of common stock, representing all of his shares of the Company’s capital stock, to the current chief executive officer and two other individuals for $245,000. In connection with the sale of his shares, the related party loan from the former chief executive officer was forgiven (see Note 7) and the former chief executive officer resigned as an officer and director of the Company. Neither his resignation nor his sale of his shares has any impact on the Company’s financial statements.

NOTE 6 - PROVISION FOR INCOME TAXES

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law including lowering the corporate tax rate from 35% to 21%. The new rate is effective for tax years beginning after December 31, 2017. In accordance with the new tax law, the Company has applied a transition blended U.S. statutory deferral income tax rate of 24.5% for the year ended September 30, 2018. Since the entire net operating loss at September 30, 2017 was used up in the year ending September 30, 2018, the new tax legislation does not affect the way the Company can use and carry forward its previous net operating losses.

The reconciliation of income tax expense at the blended U.S. statutory rate of 24%, to the Company’s effective tax rate is as follows:

	Year Ended
	September 30,
	2018	2017
Income tax expense (benefit) at statutory rate	$124,269	$(764)
Change of valuation allowance	(32,042)	764
Income tax expense per books	$92,227	$-

Net deferred tax assets consist of the following components as of:

	September 30, 2018	September 30, 2017
Net operating loss carry forward	$32,042	$32,042
Net operating losses utilized	(32,042)	-
Valuation allowance	-	(32,042)
Net deferred tax asset	$-	$-

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available as of the date of September 30, 2018.

On December 22, 2017, the Securities and Exchange Commission published Staff Accounting Bulletin No. 118 (“SAB 118”), which addressed the application of GAAP in situations where the issuer does not have the necessary information (including computations) available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The deferred tax expense to be recorded in connection with the remeasurement of deferred tax assets is to be a provisional amount and a reasonable estimate at September 30, 2018, based upon the best information currently available. The ultimate result may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in the interpretations and assumptions that the Company has made, additional regulatory guidance that may be issued, and actions that the Company may take as a result of the 2017 Tax Act. Any subsequent adjustment to these amounts will be recorded in current tax expense in the quarter of the year ended September 30, 2019 when the analysis is complete. The accounting is expected to be complete when the Company's September 30, 2018 federal corporate income tax return is filed in 2019.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2018, the Company’s chief executive officer paid a security deposit of $4,992 on behalf of the Company for its lease and he paid operating expenses of $1,000. A stockholder, who is not a 5% stockholder, paid various expenses of $99,265 on behalf of the Company. The Company repaid $500 to its chief executive officer. The payments made on our behalf are treated as non-interest bearing demand loans.

During the year ended September 30, 2017, the Company’s chief executive officer made payments of $36,379 on behalf of the Company for professional services provided to the Company. These payments are treated as non-interest bearing loans to the Company.

The former chief executive officer paid expenses of $20,751 on behalf of the Company during the year ended September 30, 2017. The Company repaid him $2,379 during the year ended September 30, 2017. On January 30, 2017, in connection with the sale by the former chief executive officer of his stock (see Note 5), a non-interest bearing demand loan of $28,372, was cancelled by the former chief executive officer and recorded as additional paid-in capital.

The Company has imputed interest at the rate of approximately 4% on the advances made to the Company in the amount of $3,663 during the year ended September 30, 2018.

As of September 30, 2018 and 2017, the Company had due to related parties of $141,136 and $36,379, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

On November 30, 2017, the Company entered into a lease agreement to rent a storage place in Hong Kong for a two-year term at HK$19,500 (approximately $2,520) per month. The Company paid $4,992 (HK$39,000) as a security deposit. For the year ended September 30, 2018, the Company incurred rent expense of $25,165, respectively. There were no rent expenses incurred in the year ended September 30, 2017.

NOTE 9– CONCENTRATION

Revenue

During the year ended September 30, 2018, all revenue was derived from sales contracts with two customers, which represent 53% and 47% of total revenues, respectively.

During the year ended September 30, 2017, all revenue was derived from one sales contract with one customer.

Purchase

During the year ended September 30, 2018, all purchases were derived from purchase contracts with two suppliers, which represent 70% and 30% of total purchases, respectively.

During the year ended September 30, 2017, all purchases were derived from one purchase contract with one supplier.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and determined that no subsequent event requires recognition or disclosure to the financial statements.

