Form 10-Q
period 2018-12-31
ACRO BIOMEDICAL CO., LTD.
filed 2019-02-14
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,760,000 shares of common stock on February 13, 2019.

ACRO BIOMEDICAL CO., LTD.

FORWARD-LOOKING STATEMENTS

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended September 30, 2018, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ITEM 1: FINANCIAL STATEMENTS

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

(Unaudited)

	December 31,	September 30,
	2018	2018

ASSETS
Current Assets
Cash and cash equivalents	$37,607	$1,148
Inventories	360,000	1,146,600
Purchase deposit to vendor	700,000	-
Prepaid expenses	148,395	330,089
Security deposit	4,992	-
Total Current Assets	1,250,994	1,477,837

Security deposit	-	4,992
Deferred tax asset	19,941	-
TOTAL ASSETS	$1,270,935	$1,482,829

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$7,582	$7,312
Income tax payable	92,227	92,227
Due to related parties	3,266	141,136
Total Current Liabilities	103,075	240,675

TOTAL LIABILITIES	103,075	240,675

Stockholders' Equity
Preferred stock: 25,000,000 authorized; par value $0.001 per share; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; par value $0.001 per share; 47,760,000 issued and outstanding as of December 31, 2018 and September 30, 2018	47,760	47,760
Additional paid-in capital	869,697	868,975
Related earnings	250,403	325,419
Total Stockholders’ Equity	1,167,860	1,242,154

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,270,935	$1,482,829

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2018	2017

Revenues	$1,354,000	$1,445,000
Cost of revenues	1,218,600	1,300,500
Gross profit	135,400	144,500

Operating expenses
Selling, general and administrative	229,635	64,273
Total operating expenses	229,635	64,273

Other expense
Interest expense - related party	(722)	-
Total other expenses	(722)	-

Income (loss) before income tax provision (credit)	(94,957)	80,227
Income taxes provision (credit)	(19,941)	-
Net income (loss)	$(75,016)	$80,227

Basic and dilutive income (loss) per share of common stock	$(0.00)	$0.00

Weighted average number of shares of common stock outstanding	47,760,000	47,660,000

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(75,016)	$80,227
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	151,694	-
Imputed interest - related parties	722	-
Deferred tax asset	(19,941)	-
Changes in operating assets and liabilities:
Inventories and purchase deposit to vendor	86,600	(234,500)
Prepaid expenses	30,000	(5,000)
Security deposit	-	(4,992)
Accounts payable and accrued expenses	270	66,024
Deferred revenue	-	64,981
Net cash provided by (used in) operating activities	174,329	(33,260)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	3,466	4,992
Repayment to related parties	(141,336)	-
Net cash (used in) provided by financing activities	(137,870)	4,992

Net change in cash and cash equivalents	36,459	(28,268)
Cash and cash equivalent at beginning of period	1,148	36,810
Cash and cash equivalent at end of period	$37,607	$8,542

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Notes to Financial Statements

December 31, 2018

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Acro Biomedical Co., Ltd. (the “Company”) is a Nevada corporation incorporated on September 24, 2014 under the name Killer Waves Hawaii, Inc., which was changed to Acro Biomedical Co., Ltd. on January 30, 2017. Currently, the Company purchases and sells cordyceps related products and metallothionein MT-3 elizer, a protein that, in powder form, is used in health supplements. Cordyceps is a fungus that is used in traditional Chinese medicine. The Company intends to conduct research and development on its own proprietary products based on cordyceps sinensis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2018 have been omitted; these financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2018 included within the Company’s annual report on Form 10-K.

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

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

Under these criteria, this generally means that the Company recognizes revenue when its products are delivered to customers in accordance with the written sales terms.

Inventories

Inventories consist primarily of finished goods. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of first-in, first-out methods. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although the Company believes that the assumptions it uses to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded for the three months ended December 31, 2018 and 2017.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the three months ended December 31, 2018 and 2017.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

NOTE 3 – PREPAID EXPENSE

At December 31, 2018 and September 30, 2018, prepaid expenses totaled $148,395 and $330,089, respectively; and consisted of the consulting fees which are being amortized over the life of each respective agreement.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of December 31, 2018 and September 30, 2018, the Company had due to related parties of $3,266 and $141,136, respectively. The loan is non-interest bearing and due on demand.

During the three months ended December 31, 2018, the Company repaid $41,871 to Company’s chief executive officer and a stockholder, who is not a 5% stockholder, paid various expenses of $3,466 on behalf of the Company and the Company repaid $99,465.

The Company has imputed interest at the rate of approximately 4% on the advances made to the Company in the amount of $722 during the three months ended December 31, 2018.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On November 30, 2017, the Company entered into a lease agreement to rent storage space in Hong Kong for a two-year term at HK$19,500 (approximately $2,500) per month. The Company paid $4,992 (HK$39,000) as a security deposit. For the three months ended December 31, 2018 and 2017, the Company incurred rent expense of $8,560 and $2,520, respectively.

NOTE 6 – CONCENTRATION

Revenue

During the three months ended December 31, 2018, all revenue was derived from sales contracts with two customers, which represent 94% and 6% of total revenues, respectively.

During the three months ended December 31, 2017, all revenue was derived from sales contract with one customer.

Purchases

During the three months ended December 31, 2018 and 2017, all purchases were derived from purchase contracts with one supplier.

NOTE 7 – INCOME TAX

The reconciliation of income tax expense at the U.S. statutory rate of 21%, to the Company’s effective tax rate is as follows:

	Three Months Ended
	December 31,
	2018	2017
Income tax expense (benefit) at statutory rate	$(19,941)	$27,277
Change of valuation allowance	-	(27,277)
Income tax expense (benefit) per books	$(19,941)	$-

Net deferred tax assets consist of the following components:

	December 31,	September 30,
	2018	2018
Net operating loss carry forward	$19,941	$32,042
Net operating losses utilized	-	(32,042)
Net deferred tax asset	$19,941	$-

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and determined that no subsequent event requires recognition or disclosure to the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.”

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

During the three months ended December 31, 2018 and 2017 (the “December 2018 quarter” and the “December 2017 quarter,” respectively), 94% and 100% of our revenue, respectively, was generated from sales to one unaffiliated customer located in the Peoples’ Republic of China. We are dependent upon this customer, and our failure or inability to obtain orders from this customer could materially impair our ability to generate revenues and operate profitably. A second customer accounted for the remaining 4% of our revenue for the December 2018 quarter. All of our purchases for both the December 2018 quarter and the December 2017 quarter are from a single supplier, and we are dependent upon this supplier to provide us with inventory. We can give no assurance that we can or will be successful in developing marketable products or expanding our customer base or supply chain.

At present, we have no full-time employees. We face significant risks in implementing our business plan including, but not limited to, our ability to raise the necessary financing either through the sale of debt or equity securities or through a loan facility, our ability to increase our customer base and supply chain, our ability to increase our gross margins, our ability to hire and retain qualified research and development, marketing and administrative personnel, our ability to develop products and to market in the United States and other western markets any products we may develop, our ability to comply with any government regulations relating to the manufacture, distribution and marketing any products we develop. We cannot assure you that we can or will generate revenue or profits in the future.

We require funds in order to expand our operations. Although we may to seek to raise funds in the equity market, we can give no assurance as to the availability or terms of any such financing. There is no active trading market in our common stock, and any sale of our equity securities could result in material dilution to our stockholders. If we are not able to raise the necessary funds, we may be unable to expand our business.

Results of Operations

For the three months ended December 31, 2018 and 2017.

For the December 2018 quarter, we had revenues of $1,354,000, a gross profit of $135,400, operating expenses of $229,635, principally non-cash compensation to two consultants for marketing services ($151,694), and professional fees relating to our SEC filings, loss before income taxes of $94,957, and income tax credit of $19,941. As a result of the foregoing, our net loss for the December 2018 quarter was $75,016, or $(0.00) per share (basic and diluted).

For the December 2017 quarter, we had revenues of $1,445,000, a gross profit of $144,500, operating expenses of $64,273, principally professional fees relating to our SEC filings, income before income taxes of $80,227. Our income tax loss carryforward was applied to our income taxes with the result that we did not incur a tax liability for the December 2017 quarter. As a result of the foregoing, our net income for the December 2017 quarter was $80,227, or $0.00 per share (basic and diluted).

Because of the small number of customers, our revenue in any quarter is dependent upon both the timing of orders from our customers and the delivery of product from our supplier. Our gross margin remained constant at 10%. Our loss for the December 2018 quarter also reflected the amortization of non-cash consulting fees. The consultants accepted stock as compensation in view of our lack of cash.

Liquidity and Capital Resources

Our auditors’ report on our financial statements for the year ended September 30, 2018 included a going concern paragraph. For the year ended September 30, 2018, the Company had limited cash and negative cash flow from its operations. During the three months ended December 31, 2018, the company had more cash and generated positive cash flow from its operations. Management believed that the substantial doubt about the Company’s ability to continue as a going concern no longer exists.

The following table summarizes our changes in working capital from September 30, 2017 to December 31, 2018:

	December 31, 2018	September 30, 2018	Change	% Change
Current assets	$1,250,994	$1,477,837	$(226,843)	(15.3)%
Current liabilities	$103,075	$240,675	$(137,600)	(57.2)%
Working capital	$1,147,919	$1,237,162	$(89,243)	(7.2)%

The following table summarizes our cash flows for the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31,
	2018	2017
Cash provided by (used in) operating activities	$174,329	$(33,260)
Cash provided by (used in) financing activities	(137,870)	4,992
Cash and cash equivalents end of period	37,607	8,542

Cash provided by operating activities of $174,329 for the December 2018 quarter reflected primarily our net loss of $75,016, increased by stock-based compensation of $151,694, decreased by deferred tax asset of $19,941, increased by a decrease of $86,600 in inventories and purchase deposit to vendor relating to inventory on order of, a decrease of $30,000 in prepaid expenses.

Cash used in operating activities of $33,260 for the December 2017 quarter primarily reflected the net income of $80,227, decreased by an increase of $234,500 in inventories and purchase deposit to vendor, and increased by an increase of $66,024 in accounts payable and accrued expenses and increased by an increase in deferred revenue of $64,981.

We did not generate any cash from investing activities for the December 2018 quarter or the December 2017 quarter.

Our cash used in financing activities of $137,870 for the December 2018 quarter reflected payments to related parties of $141,336 and advances from related parties of $3,466. Our cash from financing activities for the December 2017 quarter represented advances from related parties of $4,992.

Critical Accounting Policy and Estimates

Our critical accounting policies are disclosed in Note 2 to the financial statements.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements. Our management believes that these recent pronouncements will not have a material effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed such positions on January 30, 2017 and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of December 31, 2018, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended September 30, 2018, management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only employee who serves as both chief executive officer and chief financial officer, who is our sole director and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

During the period ended December 31, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACRO BIOMEDICAL CO., LTD.

Dated: February 14, 2019	By:	/s/ Pao-Chi Chu
Pao-Chi Chu
Chief Executive Officer and Chief Financial Officer

