Form 10-Q
period 2019-03-31
ACRO BIOMEDICAL CO., LTD.
filed 2019-05-15
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes    ☒ No

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,760,000 shares of common stock on May 13, 2019.

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

ITEM 1: FINANCIAL STATEMENTS

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

(Unaudited)

	March 31,	September 30,
	2019	2018

ASSETS
Current Assets
Cash	$412	$1,148
Inventories	1,060,000	1,146,600
Prepaid expenses	9,000	330,089
Security deposit	4,992	-
Total Current Assets	1,074,404	1,477,837

Security deposit	-	4,992
Deferred tax asset	65,065	-
TOTAL ASSETS	$1,139,469	$1,482,829

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$10,618	$7,312
Income tax payable	92,227	92,227
Deferred revenue	20,000	-
Due to related parties	18,406	141,136
Total Current Liabilities	141,251	240,675

TOTAL LIABILITIES	141,251	240,675

Stockholders' Equity
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 47,760,000 and 47,760,000 shares issued and outstanding as of March 31, 2019 and September 30, 2018, respectively	47,760	47,760
Additional paid-in capital	869,805	868,975
Related earnings	80,653	325,419
Total Stockholders’ Equity	998,218	1,242,154

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,139,469	$1,482,829

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Revenues	$-	$1,964,000	$1,354,000	$3,409,000
Cost of revenues	-	1,767,600	1,218,600	3,068,100
Gross profit	-	196,400	135,400	340,900

Operating expenses
Selling, general and administrative	214,766	98,389	444,401	162,662
Total operating expenses	214,766	98,389	444,401	162,662

Other expense
Interest expense - related party	108	-	830	-
Total other expenses	108	-	830	-

Income (loss) before income tax provision (credit)	(214,874)	98,011	(309,831)	178,238
Income taxes provision (credit)	(45,124)	28,559	(65,065)	28,559
Net income (loss)	$(169,750)	$69,452	$(244,766)	$149,679

Basic and dilutive income (loss) per share of common stock	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average number of shares of common stock outstanding	47,760,000	47,660,000	47,760,000	47,660,000

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity

(Unaudited)

				Retained	Total
	Common Stock		Additional Paid in	earnings Accumulated	Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, September 30, 2018	47,760,000	$47,760	$868,975	$325,419	$1,242,154

Imputed interest on related party loans	-	-	722	-	722
Net loss	-	-	-	(75,016)	(75,016)

Balance, December 31, 2018	47,760,000	47,760	869,697	250,403	1,167,860

Imputed interest on related party loans	-	-	108	-	108
Net loss	-	-	-	(169,750)	(169,750)

Balance, March 31, 2019	47,760,000	$47,760	$869,805	$80,653	$998,218

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2017	47,660,000	$47,660	$557,912	$(94,241)	$511,331

Net income	-	-	-	80,227	80,227

Balance, December 31, 2017	47,660,000	47,660	557,912	(14,014)	591,558

Net income	-	-	-	69,452	69,452

Balance, March 31, 2018	47,660,000	$47,660	$557,912	$55,438	$661,010

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(244,766)	$149,679
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	300,089	-
Imputed interest - related parties	830	-
Deferred tax asset	(65,065)	-
Changes in operating assets and liabilities:
Inventories and purchase deposit to vendor	86,600	180,400
Prepaid expenses	21,000	(60,000)
Security deposit	-	(4,992)
Accounts payable and accrued expenses	3,306	17,642
Income tax payable	-	28,559
Deferred revenue	20,000	64,818
Net cash provided by operating activities	121,994	376,106

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	18,606	58,915
Repayment to related parties	(141,336)	-
Net cash provided by (used in) financing activities	(122,730)	58,915

Net change in cash and cash equivalents	(736)	435,021
Cash at beginning of period	1,148	36,810
Cash at end of period	$412	$471,831

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Notes to Financial Statements

March 31,2019

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended September 30, 2018 have been omitted; these unaudited interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2018 included within the Company’s annual report on Form 10-K.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Under these criteria, the Company generally recognizes revenue when its products are delivered to customers in accordance with the written sales terms.

Inventories

Inventories consist primarily of finished goods. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of first-in, first-out methods. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although the Company believes that the assumptions it uses to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded for the six months ended March 31, 2019 and 2018.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the six months ended March 31, 2019 and 2018.

NOTE 3 – PREPAID EXPENSE

At March 31, 2019 and September 30, 2018, prepaid expenses totaled $9,000 and $330,089, respectively. Prepaid expenses consisted of OTC market fee as of March 31, 2019 and consulting fees which are being amortized over the life of the applicable agreements as of September 30, 2018.

NOTE 4 - RELATED PARTY TRANSACTIONS

At March 31, 2019 and September 30, 2018, the Company owed $18,406 and $99,265 to a stockholder who is not a 5% stockholder for non-interest bearing advances made to or on behalf of the Company, respectively.  At September 30, 2018, the Company owed $41,871 to its chief executive officer.  These advances are due on demand.

During the six months ended March 31, 2019, (a) the Company repaid $41,871 to its chief executive officer and (b) the stockholder paid expenses of $18,606 on behalf of the Company and (c) the Company repaid $99,465 to the stockholder.  At March 31, 2019, the Company had amounts due to the stockholder of $18,406.

The Company has imputed interest at the rate of 4% on the advances made to the Company in the amount of $830 during the six months ended March 31, 2019.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On November 30, 2017, the Company entered into a lease agreement to rent storage space in Hong Kong for a two-year term at HK$19,500 (approximately $2,500) per month. The Company paid $4,992 (HK$39,000) as a security deposit. For the six months ended March 31, 2019 and 2018, the Company incurred rent expense of $16,120 and $10,053, respectively.

NOTE 6 – CONCENTRATION

Revenue

During the six months ended March 31, 2019, all revenue was derived from sales contracts with two customers, which represent 94% and 6%, respectively, of revenues.

During the six months ended March 31, 2018, all revenue was derived from sales contracts with one customer.

Purchases

During the six months ended March 31, 2019 and 2018, all purchases were derived from purchase contracts with one supplier.

NOTE 7 – INCOME TAX

The reconciliation of income tax expense at the U.S. statutory rate of 21%, to the Company’s effective tax rate is as follows:

	Six Months Ended
	March 31,
	2019	2018
Income tax expense (benefit) at statutory rate	$(65,065)	$60,601
Change of valuation allowance	-	(32,042)
Income tax expense (benefit)	$(65,065)	$28,559

Net deferred tax assets consist of the following components:

	March 31,	September 30,
	2019	2018
Operating loss carry forward	$65,065	$32,042
Operating losses utilized	-	(32,042)
Deferred tax asset	$65,065	$-

As of March 31, 2019, the Company has approximately $310,000 net operating loss carryforwards available in the U.S. to reduce future taxable income which can be carryforward indefinitely. The Company determined that it is more likely than not that the deferred tax assets will be utilized in the future because the Company expects further earnings based on management s estimates. The Company recorded deferred tax assets of approximately $65,000 as of March 31, 2019.

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

During the three months ended March 31, 2019 (the “March 2019 quarter”) we did not generate any revenues. All of our sales to date were made to two customers who sell our products in the People’s Republic of China. One of these customers accounted for 94% of our revenue in the six months ended March 31, 2019 (the “March 2019 period”) and 100% of our revenue for the six months ended March 31, 2018 (the “March 2018 period”). Thus, we are dependent upon one major customer whose ability to sell our product is dependent upon the market for cordyceps related products and metallothionein MT-3 elizer products in China. As of the date of this report we have not received orders for either of our products during the second or third quarters of the current year. If we don’t receive orders for our products, we will not generate revenue in the third quarter of 2019. We cannot assure you that we will generate sales of our products during the third quarter of 2019 or any subsequent period. We believe our failure to generate sales reflects a downturn in the market in the PRC for products such as ours, and we cannot assure you that the market will improve.

All of our purchases for both the March 2019 quarter and the March 2018 quarter are from a single supplier, and we are dependent upon this supplier to provide us with inventory.

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

We require funds in order to expand our operations. Although we may to seek to raise funds in the equity market, we can give no assurance as to the availability or terms of any such financing. Our failure to generate revenues in the March 2019 quarter and the absence of purchase orders is likely to make it more difficult for us to raise money in the equity market. There is no active trading market in our common stock, and any sale of our equity securities could result in material dilution to our stockholders. If we are not able to raise the necessary funds, we may be unable to continue in business.

Results of Operations

For the three and six months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019, we had no revenues, operating expenses of $214,766, principally non-cash compensation to two consultants for marketing services ($148,395), and professional fees relating to our SEC filings, loss before income taxes of $214,874 and a net loss or $169,750, or $(0.00) per share (basic and diluted).

For the three months ended March 31, 2018 (the “March 2018 quarter”), we generated revenue of $1,964,000, gross profit of $196,400, operating expenses of $98,389, income before income taxes of $98,011, income tax of $28,559, and net income of $69,452, or $0.00 per share (basic and diluted).

For the six months ended March 31,2019, we had revenues of $1,354,000, a gross profit of $135,400, operating expenses of $444,401, principally non-cash compensation of $300,089 and professional fees relating to our SEC filings, a loss before income taxes before income taxes of $309,831 and a net loss of $244,766, or $(0.01) per share (basic and diluted).

For the six months ended March 31, 2018, we had revenues of $3,409,000, a gross profit of $340,900, operating expenses of $162,662, principally professional fees relating to our SEC filings, income from operations of $178,238 and income tax of $28,559. As a result of the foregoing, our net income was $149,679, or $0.00 per share (basic and diluted).

One customer accounted for 94% of our revenue for the March 2019 period and 100% of our revenue for the March 2018 period. A second customer accounted for 6% of our revenue for the March 2019 period.

Because of our dependence on one customer, our revenue in any quarter is dependent upon both the timing of orders from this customer and the delivery of product from our supplier. Our gross margin remained constant at 10% for each period in which we generated revenue. Our loss for the March 2019 quarter reflected the amortization of non-cash consulting fees paid to consultants. The consultants accepted stock as compensation in view of our lack of cash.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from September 30, 2018 to March 31, 2019:

	March 31,	September 30,
	2019	2018	Change	% Change
Current Assets	$1,074,404	$1,477,837	$(403,433)	(27.3%)
Current Liabilities	$141,251	$240,675	$(99,424)	(41.3%)
Working Capital	$933,153	$1,237,162	$(304,009)	(24.6%)

The following table summarizes our cash flows for the six months ended March 31, 2019 and 2018:

	Six Months Ended March 31,
	2019	2018
Cash provided by operating activities	$121,994	$376,106
Cash provided by (used in) financing activities	(122,730)	58,915
Cash and cash equivalents end of period	412	471,831

Cash provided by operating activities of $121,994 for the March 2019 period reflected primarily our net loss of $244,766, increased primarily by stock-based compensation of $300,089, a decrease in inventory of $86,600, a decrease in prepaid expenses of $21,000 and an increase in deferred revenues of $20,000 and decreased by deferred tax asset of $65,065.

Cash provided by operating activities of $376,106 for the March 2018 period reflected primarily our net income of $149,679, a decrease in inventories and related accounts of $180,400, and increases in accounts payable and accrued expenses of $17,642, an increase in income tax payable of $28,559, an increase in deferred revenue of $64,818 offset by an increase in prepaid expenses of $60,000 and an increase in security deposit of $4,992.

We did not generate any cash from investing activities for the March 2019 period or the March 2018 period.

Our cash used in financing activities of $122,730 for the March 2019 period reflected payments to related parties of $141,336 and advances from related parties of $18,606. Our cash from financing activities for the March 2018 period quarter represented advances from related parties of $58,915.

Critical Accounting Policy and Estimates

Our critical accounting policies are disclosed in Note 2 of the unaudited interim financial statements.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements. Our management believes that these recent pronouncements will not have a material effect on our unaudited interim financial statements.

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

Item 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed such positions on January 30, 2017 and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of March 31, 2019, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended March 31, 2019, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACRO BIOMEDICAL CO., LTD.

Dated: May 15, 2019	By:	/s/ Pao-Chi Chu
Pao-Chi Chu
Chief Executive Officer and Chief Financial Officer

