Form 10-Q
period 2019-06-30
ACRO BIOMEDICAL CO., LTD.
filed 2019-08-14
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,760,000 shares of common stock on August 13, 2019.

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

ITEM 1: FINANCIAL STATEMENTS

 ACRO BIOMEDICAL CO., LTD.

Balance Sheets

(Unaudited)

	June 30,	September 30,
	2019	2018

ASSETS
Current Assets
Cash	$231	$1,148
Inventories	1,060,000	1,146,600
Prepaid expenses	6,000	330,089
Security deposit	4,992	-
Total Current Assets	1,071,223	1,477,837

Security deposit	-	4,992
Deferred tax asset	9,871	-
TOTAL ASSETS	$1,081,094	$1,482,829

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$9,690	$7,312
Income tax payable	-	92,227
Deferred revenue	20,000	-
Due to related parties	103,401	141,136
Total Current Liabilities	133,091	240,675

TOTAL LIABILITIES	133,091	240,675

Stockholders’ Equity
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 47,760,000 and 47,760,000 shares issued and outstanding as of June 30, 2019 and September 30, 2018, respectively	47,760	47,760
Additional paid-in capital	870,414	868,975
Related earnings	29,829	325,419
Total Stockholders’ Equity	948,003	1,242,154

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,081,094	$1,482,829

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$-	$2,199,000	$1,354,000	$5,608,000
Cost of revenues	-	1,959,100	1,218,600	5,027,200
Gross profit	-	239,900	135,400	580,800

Operating expenses
Selling, general and administrative	68,092	63,674	512,493	226,336
Total operating expenses	68,092	63,674	512,493	226,336
Other expense
Interest expense - related party	609	-	1,439	-
Total other expenses	609	-	1,439	-

Income (loss) before income tax provision (credit)	(68,701)	176,226	(378,532)	354,464
Income taxes provision (credit)	(17,877)	59,917	(82,942)	88,476
Net income (loss)	$(50,824)	$116,309	$(295,590)	$265,988

Basic and dilutive income (loss) per share of common stock	$(0.00)	$0.00	$(0.01)	$0.01

Weighted average number of shares of common stock outstanding	47,760,000	47,660,000	47,760,000	47,660,000

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity

(Unaudited)

			Additional	Retained earnings	Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2018	47,760,000	$47,760	$868,975	$325,419	$1,242,154
Imputed interest on related party loans	-	-	722	-	722
Net loss	-	-	-	(75,016)	(75,016)
Balance, December 31, 2018	47,760,000	47,760	869,697	250,403	1,167,860
Imputed interest on related party loans	-	-	108	-	108
Net loss	-	-	-	(169,750)	(169,750)
Balance, March 31, 2019	47,760,000	$47,760	$869,805	$80,653	$998,218
Imputed interest on related party loans	-	-	609	-	609
Net loss	-	-	-	(50,824)	(50,824)
Balance, June 30, 2019	47,760,000	$47,760	$870,414	$29,829	$948,003

			Additional	Retained earnings	Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, September 30, 2017	47,660,000	$47,660	$557,912	$(94,241)	$511,331
Net income	-	-	-	80,227	80,227
Balance, December 31, 2017	47,660,000	47,660	557,912	(14,014)	591,558
Net income	-	-	-	69,452	69,452
Balance, March 31, 2018	47,660,000	$47,660	$557,912	$55,438	$661,010
Net income	-	-	-	116,309	116,309
Balance, June 30, 2018	47,660,000	$47,660	$557,912	$171,747	$777,319

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(295,590)	$265,988
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	300,089	-
Imputed interest - related parties	1,439	-
Deferred tax asset	(9,871)	-
Adjustment of Income tax payable	(73,071)	-
Changes in operating assets and liabilities:
Inventories and purchase deposit to vendor	86,600	(439,000)
Prepaid expenses	24,000	(50,000)
Security deposit	-	(4,992)
Accounts payable and accrued expenses	2,378	3,276
Income tax payable	(19,156)	88,476
Deferred revenue	20,000	-
Net cash provided by (used in) operating activities	36,818	(136,252)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	103,601	104,057
Repayment to related parties	(141,336)	-
Net cash provided by (used in) financing activities	(37,735)	104,057

Net change in cash and cash equivalents	(917)	(32,195)
Cash and cash equivalent at beginning of period	1,148	36,810
Cash and cash equivalent at end of period	$231	$4,615

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$19,156	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Notes to Financial Statements

June 30, 2019

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Acro Biomedical Co., Ltd. (the “Company”) is a Nevada corporation incorporated on September 24, 2014 under the name Killer Waves Hawaii, Inc., which was changed to Acro Biomedical Co., Ltd. on January 30, 2017. The Company’s current business is the purchase and sale of cordyceps related products and metallothionein MT-3 elizer, a protein that, in powder form, is used in health supplements. Cordyceps is a fungus that is used in traditional Chinese medicine. The Company intends to conduct research and development on its own proprietary products based on cordyceps sinensis, but, as of June 30, 2019, has not commenced such activities.

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

Inventories

Inventories consist primarily of finished goods. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of first-in, first-out methods. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although the Company believes that the assumptions it uses to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded for the nine months ended June 30, 2019 and 2018.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the nine months ended June 30, 2019 and 2018.

NOTE 3 – PREPAID EXPENSE

At June 30, 2019 and September 30, 2018, prepaid expenses totaled $6,000 and $330,089, respectively. Prepaid expenses at June 30, 2019 consisted of public-company related fees and at September 30, 2018 consisted primarily of professional fees, including compensation for consulting services that were paid through the issuance of common stock which fees which are being amortized over the life of the applicable agreements. As of June 30, 2019, the fees are fully amortized.

NOTE 4 - RELATED PARTY TRANSACTIONS

At June 30, 2019 and September 30, 2018, the Company owed $103,401 and $99,265 to a stockholder who is not a 5% stockholder for non-interest-bearing advances made to or on behalf of the Company, respectively. At September 30, 2018, the Company owed $41,871 to its chief executive officer. These advances are due on demand.

During the nine months ended June 30, 2019, (a) the Company repaid $41,871 to its chief executive officer, (b) the stockholder paid expenses of $83,601 on behalf of the Company, (c) the stockholder made a loan of $20,000 to the Company and (d) the Company repaid $99,465 to the stockholder.

The Company has imputed interest at the rate of 4% on the advances made to the Company in the amount of $1,439 during the nine months ended June 30, 2019.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On November 30, 2017, the Company entered into a lease agreement to rent storage space in Hong Kong for a two-year term at HK$19,500 (approximately $2,500) per month. The Company paid $4,992 (HK$39,000) as a security deposit. For the nine months ended June 30, 2019 and 2018, the Company incurred rent expense of $23,680 and $17,605, respectively

NOTE 6 – CONCENTRATION

Revenue

During the nine months ended June 30, 2019, all revenue was derived from sales contracts with two customers, which represent 94% and 6%, respectively, of total revenues. All such revenue was generated during the quarter ended December 31, 2018.

During the nine months ended June 30, 2018, all revenue was derived from seven sales contracts with two customers which represent 67% and 33%, respectively, of total revenues.

Purchases

During the nine months ended June 30, 2019, all purchases were derived from purchase contracts with one supplier during the quarter ended December 31, 2018.

During the nine months ended June 30, 2018, all purchases were derived from purchase contracts with two suppliers which represent 58% and 42%, respectively, of total purchases.

NOTE 7 – INCOME TAX

During the nine months ended June 30, 2019, the Company paid income tax for fiscal year 2018 of $19,156.

The reconciliation of income tax expense at the U.S. statutory rate of 21%, to the Company’s effective tax rate is as follows:

	Nine Months Ended June 30,
	2019	2018
Income tax expense (benefit) at statutory rate	$(79,492)	$120,518
Tax adjustment
Expense not deductible in current period	69,319	-
Imputed interest	302	-
Adjustment of prior year income tax	(73,071)	-
Change of valuation allowance	-	(32,042)
Income tax expense (benefit)	$(82,942)	$88,476

Net deferred tax assets consist of the following components:

	June 30,	September 30,
	2019	2018
Operating loss carry forward	$9,871	$32,042
Operating losses utilized	-	(32,042)
Deferred tax asset	$9,871	$-

As of June 30, 2019, the Company has approximately $47,000 net operating loss carryforwards available in the U.S. to reduce future taxable income which can be carryforward indefinitely. The Company determined that it is more likely than not that the deferred tax assets will be utilized in the future because the Company expects further earnings based on management s estimates. The Company recorded deferred tax assets of approximately $9,871 as of June 30, 2019.

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

We did not generate any revenue since the quarter ended December 31, 2018, having generated no revenues during the three months ended June 30, 2019 (the “June 2019 quarter”) or the quarter ended March 31, 2019. All of our sales to date were made to two customers who sell our products in the People’s Republic of China. One of these customers accounted for 94% of our revenue in the nine months ended June 30, 2019 (the “June 2019 period”) and 67% for the nine months ended June 30, 2018 (the “June 2018 period”). Thus, we are dependent upon one major customer whose ability to sell our product is dependent upon the market for cordyceps related products and metallothionein MT-3 elizer products in China. We believe our failure to generate sales reflects a downturn in the market in the PRC for products such as ours, and we cannot assure you that the market will improve. We have received orders during the fourth quarter and we anticipate that we will generate revenue from these orders during the quarter. However, we cannot assure you as to whether we will generate any significant revenue or profitable operations during or after the quarter ending September 30, 2019.

At present, we have no full-time employees. We face significant risks in implementing our business plan including, but not limited to, our ability to raise the necessary financing either through the sale of debt or equity securities or through a loan facility, our ability to increase our customer base and supply chain, our ability to increase our gross margins, our ability to hire and retain qualified research and development, marketing and administrative personnel, our ability to develop products and to market in the United States and other western markets any products we may develop, our ability to comply with any government regulations relating to the manufacture, distribution and marketing any products we develop. We cannot assure you that we can or will develop any products or generate revenue or profits in the future.

Although we may to seek to raise funds in the equity market, we can give no assurance as to the availability or terms of any such financing. Our failure to generate revenues in the second and third quarters of the current fiscal year, and the absence of purchase orders is likely to make it more difficult for us to raise money in the equity market. There is no active trading market in our common stock, and any sale of our equity securities could result in material dilution to our stockholders. If we are not able to raise the necessary funds, we may be unable to continue in business.

Results of Operations

For the three and nine months ended June 30, 2019 and 2018.

For the three months-ended June 30, 2019, we had no revenues, operating expenses of $68,092, which were mainly professional fees related to our status as a public company, loss before income taxes of $68,701, an income tax credit of $17,877, and a net loss of $50,824 or $(0.00) per share (basic and diluted).

For the three months ended June 30, 2018 (the “June 2018 quarter”), we generated revenue of $2,199,000, gross profit of $239,900, representing a gross margin of 10.9%, operating expenses of $63,674, income before income taxes of $176,226, income taxes of $59,917, and net income of $116,309, or $0.00 per share (basic and diluted).

For the nine months ended June 30, 2019 (the “June 2019 period”), we had revenues of $1,354,000, all of which were generated during the first quarter of the fiscal year, a gross profit of $135,400, representing a gross margin of 10.0%, operating expenses of $512,493, principally non-cash compensation of $300,089 and professional fees relating to our SEC filings, a loss before income taxes before income taxes of $378,532, an income tax credit of $82,942, and a net loss of $295,590, or $(0.01) per share (basic and diluted).

For the nine months ended June 30, 2018 (the “June 2018 period”), we had revenues of $5,608,000, a gross profit of $580,800, representing a gross margin of 10.3%, operating expenses of $226,336, principally professional fees relating to our SEC filings, income from operations of $354,464, income tax of $88,476, and net income of $265,988, or $0.01 per share (basic and diluted).

One customer accounted for 94% of our revenue for the June 2019 period and 67% of our revenue for the June 2018 period. A second customer accounted for 6% of our revenue for the June 2019 period and 33% of our revenue for the June 2018 period.

Because of our dependence on two customers, our revenue in any quarter is dependent upon both the timing of orders from this customer and the delivery of product from our supplier. Our loss for the June 2019 quarter and the June 2019 period also reflected the amortization of non-cash consulting fees paid to consultants. The consultants accepted stock as compensation in view of our lack of cash.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from September 30, 2018 to June 30, 2019:

	June 30, 2019	September 30, 2018	Change	% Change
Current assets	$1,071,223	$1,477,837	$(406,614)	(27.5)%
Current liabilities	$133,091	$240,675	$(107,584)	(44.7)%
Working capital	$938,132	$1,237,162	$(299,030)	(24.2)%

Our principal current asset is inventory, which was $1,060,000 at June 30, 2019 and $1,146,600 at September 30, 2018. To the extent that we are not able to sell our inventory, our working capital will be materially impaired.

The following table summarizes our cash flows for the nine months ended June 30, 2019 and 2018:

	Nine Months Ended June 30,
	2019	2018
Cash provided by (used in) operating activities	$36,818	$(136,252)
Cash provided by (used in) financing activities	(37,735)	104,057
Cash and cash equivalents end of period	231	4,615

Cash provided by operating activities of $36,818 for the June 2019 period reflected primarily our net loss of $295,590, increased primarily by stock-based compensation of $300,089, a decrease in inventory of $86,600, decrease in prepaid expenses of $24,000, an increase in deferred revenues of $9,871, and an adjustment in income tax payable of $73,071.

Cash used by operating activities of $136,252 for the June 2018 period reflected primarily our net income of $265,988, reduced by an increase in inventories and purchase deposit to vendor of $439,000, an increase in prepaid expenses of $50,000 and an increase in income tax payable of $88,476.

We did not generate any cash from investing activities for the June 2019 period or the June 2018 period.

Our cash used in financing activities of $37,735 for the June 2019 period represented advances from related parties of $103,601 and repayments to related parties of $141,336. For the June 2018 period, our cash provided by financing activities represented advances from related parties of $104,057.

Critical Accounting Policy and Estimates

Our critical accounting policies are disclosed in Note 2 or Notes to Financial Statements.

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

Item 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed such positions on January 30, 2017 and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of June 30, 2019, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended June 30, 2019, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACRO BIOMEDICAL CO., LTD.

Dated: August 14 , 2019	By:	/s/ Pao-Chi Chu
Pao-Chi Chu
Chief Executive Officer and Chief Financial Officer

