Form 10-K
period 2019-09-30
ACRO BIOMEDICAL CO., LTD.
filed 2020-01-07
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

or

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; however, since there was not trading market on the last day of the second quarter, the price of the common equity on the first trading day after the end of the second quarter was used: $61,962,000.

As of December 26, 2019, the registrant had 47,760,000 shares of common stock outstanding.

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

•	Our ability to develop and market nutritional products based on cordyceps sinensis and related products and metallothionein MT-3 elizer;

•	The extent to which there is a market for products such as our proposed products in the United States, and our ability to address any market which may develop;

•	Our ability to generate revenue from the sale of our products;

•	Our ability to develop a customer base so that we are not dependent upon one customer for almost all of our revenues;

•	Our ability to obtain raw materials and finished product on reasonable terms and in a timely manner;

•	Our ability to obtain the necessary financing for us to develop and market our products;

•	Our ability to identify, hire and retain qualified executive, administrative, research and development, marketing and other personnel;

•

To the extent that we manufacture products, our ability to establish and maintain manufacturing facilities that comply with all applicable government regulations for any products which we may develop or manufacture;

•	Our ability to develop and maintain third-party manufacturing facilities for our product;

•	Our ability to establish effective marketing and distribution arrangements;

•	Our ability and the ability of our suppliers to comply with government regulations relating to the manufacture, sale and marketing of our products;

•	Our ability to successfully develop a marketable product;

•	Any liability we may sustain as a result of adverse effects resulting from the use of the products we sell;

•	Any liability we may sustain as a result of impurities or other problems relating to products we sell;

•	Our ability to protect any intellectual property we may develop;

•	Our ability to successfully develop a marketable product;

•	The effects on our reputation or financial condition of any product recall, whether required or voluntary;

•	The effects of fluctuation of our sales on our operating results and on our ability to order products and raw materials to meet the changing needs of the market;

•	The effects of any litigation which may arise concerning the use of our products;

•	The costs associated with defending and resolving potential legal claims, even if such claims are without merit;

•	The effects on our financial condition, operating results and reputation of any adverse reactions which users of our products may sustain;

•	Any liability we may sustain as a result of any impurities in any products we may sell;

•	The development of a market for our common stock;

•	If a market in our common stock develops, actions by third parties to either sell or purchase our common stock in quantities that would have a significant effect on our stock price;

•	Risks generally associated with products that are considered nutritional supplements;

•	Current and future economic and political conditions;

•	The impact of changes in accounting rules on our financial statements;

•	Other assumptions described in this annual report; and

•	Other matters that are not within our control.

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

Item 1. Business

We have been engaged in the business of developing and marketing products that promote wellness and a healthy lifestyle since 2017. Our initial business plan was to build a family waterpark in a state-of-the-art designed aquatic center in several locations throughout the Hawaiian Islands. We were not able to develop this business and we did not generate any revenues in this business. Following a change of control on January 30, 2017, resulting from the sale by the then principal stockholder of 36,000,000 shares of common stock, constituting all of his stock and 76.3% of the then outstanding common stock, we discontinued our efforts to develop aquatic centers. Our business to date has involved purchase products from two suppliers and selling these products to three unrelated customers, one of which accounted for 94% of our sales in the year ended September 30, 2019 and 53% of our sales in the year ended September 30, 2018. Our second largest customer in the year ended September 30, 2018 accounted for 47% of our sales in the year ended September 30, 2018 but did not make any purchases in the year ended September 30, 2019.

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

We first sold products during the fourth quarter of the year ended September 30, 2017. In the year ended September 30, 2017, we generated revenues of $510,000 during the fourth quarter from the sale of Cordycepin and cordyceps powder to one customer. During the year ended September 30, 2018, we sold Cordycepin and cordyceps powder and metallothionein MT-3 elizer to two customers. During the year ended September 30, 2019, we sold Cordycepin and cordyceps powder to two customers, who accounted for 94% and 6% of our revenue. We did not sell any metallothionein MT-3 elizer products in the year ended September 30, 2019. All sales during the year ended September 30, 2019 were made in the first quarter of the year, and we did not have any sales during the second, third or fourth quarter of the year. During the quarter ended December 31, 2019, we expect to report modest sales. We purchased all of our Cordycepin and cordyceps powder from one supplier for the years ended September 30, 2017 and 2018 and from a different supplier in the year ended September 30, 2019, and we purchased all of our metallothionein MT-3 elizer from another supplier. Our sales are sales of our product in bulk to companies who use our products as ingredients in their products. We do not sell products in a form for use by consumers although we may, in the future, develop products for use by consumers.

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

Source of Supply

In the year ended September 30, 2019, we purchased all of our Cordycepin and cordyceps powder from one supplier, Biospring Inc., a Taiwan-based company. In the year ended September 30, 2018, we purchased all of our Cordycepin and cordyceps powder from one supplier, Aublog Inc., a Taiwan-based company, and we purchased all of our metallothionein MT-3 elizer from Taiwan Master Foods Co., Ltd., a Taiwan-based company. We did not purchase or sell any metallothionein MT-3 elizer products in the year ended September 30, 2019. We do not have any long-term supply contracts with any supplier, as a result of which our suppliers have no obligation to sell products to us. The following table sets forth our purchases from these suppliers for the years ended September 30, 2019 and 2018.

	Year Ended September 30,
	2019	2018
Aublog Inc.	$-	$5,827,700
Taiwan Master Foods Co. Ltd.	-	2,500,000
Biospring Inc.	1,132,000	-
	$1,132,000	$8,327,700

Our inventory at September 30, 2019 of $1,060,600 consisted of Cordycepin and cordyceps powder which we purchased from Biospring. Our inventory has been unchanged since January 2019. To the extent that we are not able to sell our inventory, our working capital and financial condition will be materially impaired.

We do not plan to establish manufacturing facilities. We have engaged in initial discussions with potential contract manufacturers in Taiwan. If we can negotiate acceptable terms for a contract manufacturer to manufacture our products, we would source the raw materials and have the raw materials shipped to the manufacturer who would them customize the product to meet our specifications. However, the product may bear the brand names of the manufacturer rather than our brand name. If we are not able to negotiate an agreement with a contract manufacturer, we may continue to buy finished products from a manufacturer, which we anticipate would have the manufacturer’s brand names. Even if we engage a contract manufacturer, we may still buy a manufacturer’s brand products either from our contract manufacturer or another supplier. Our ability to negotiation a contract with a supplier may be affected by both the modest level of sales for the year as well as our lack of sales during the second, third and fourth quarters of the years We cannot assure you that we will be able to develop the necessary relationships with suppliers or contract manufacturers on reasonable terms.

Marketing and Sales

All of our marketing and sales activities have been conducted by our chief executive officer, Pao-Chi Chu, who is our only employee and who provides his services on a part-time basis. All sales to date were made by our chief executive officer.

Our largest customer is Acrology International Co., Ltd., which accounted for 94% or our sales for the year ended September 30, 2019 and 53% of our sales for the year ended September 30, 2018. Only one customer, Xiamen Jinxia Yongfeng Commercial Co., Ltd., which accounted for 47% of our sales in the year ended September 30, 3018 and no sales in the year ended September 30, 2019, accounted for 10% or more of our sales in either year. We do not have any long-term contracts with any customer. We ship products pursuant to purchase orders placed by the customers. The following table sets forth our sales during the years ended September 30, 2019 and 2018.

	Year Ended September 30,
	2019	2018
Acrology International Co., Ltd.	$1,274,000	$4,271,500
Xiamen Jinxia Yongfeng Commercial Co., Ltd.	-	3,743,000
One other customer	80,000	-
	$1,354,000	$8,014,500

Our customers are located in Hong Kong and use our product as an ingredient in their products, which are sold in the People’s Republic of China.

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

Research and Development

We plan to conduct research and development with respect to our own proprietary products. However, we have not yet commenced any such activity and we have not developed any detailed plan to engage in such activities, and we cannot assure you that we develop or implement any research and development program. Our research and development activities may relate to cordyceps products to be sold in the United States. We cannot assure you that we commence such activities in the near future, if at all, or that we will be able to develop proprietary products. We may engage third parties to perform the research and development, and the third parties may be related to our chief executive officer.

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

At September 30, 2019, we had cash of $1,472. Our principal asset at that date was inventory of $1,060,000, which we purchased during 2018, and our inventory has been unchanged since January 2019. In order for us to continue in business, we will require significant additional capital either in the form of debt or equity. Because of the absence of any active trading market in our stock, our financial condition, our modest level of sales for the year ended September 30, 2019 and the lack of any sales during the second, third and fourth quarters of the year, as well as our lack of any history of operations, we may be unable to raise funds through the sale of equity securities.

We cannot assure you that we can operate profitably.

Although we generated net income of $419,660 on revenues of $8,014,500for the year ended September 30, 2018, for the year ended September 30, 2019, we incurred a loss of $370,747 on sales of $1,354,000. Our gross margin for the year ended September 30, 2019 was 10%. We will not be able to operate profitably until and unless we are able to generate sufficient revenue so that our gross profit can cover our operating expenses. we cannot assure you that we be able to operate at a profit. We do not have any full-time employees and our chief executive officer, who provides his services on a part-time basis, has not received any salary. If we increase our operations and engage in selling, marketing and research and development activities, we will incur significant selling, general and administrative expenses. Unless we can significantly increase our revenue and gross profit or raise funds from other sources, including the sale or our equity securities, we may not be able to operate profitably. The lack of an active trading market in our common stock combined with our lack of sales and can materially impair our ability to raise money through the sale of equity securities. Further, to the extent that we are not able to sell our inventory before it becomes unsaleable because of its age, we would need to write off any unsaleable inventory which would materially impact our financial conditions, the results of our operations and our ability to raise funds.

Our auditors’ report includes a going concern paragraph.

Our auditors’ report on our financial statements for the years ended September 30, 2019 and 2018 includes a going concern paragraph. At September 30, 2019, we have limited cash, had limited gross profit, which was significantly less than our operating expenses, and we incurred a loss from our operations for the year ended September 30, 2019. Although we hope to fund operations through increased sales and equity financing arrangements, our financial condition and the results of our operations as well as the lack of an active trading market in our stock and a market capitalization that is inconsistent with our financial performance make it less likely that we will be able to raise funds for capital expenditures, working capital and other cash requirements.

If we are not able to increase revenue and our customer base, we may not be able to operate profitably.

Through September 30, 2019, our revenue has primarily resulted from sales to two customers in Hong Kong. Our largest customer accounted for 94% of our sales in the year ended September 30, 2019, all of which were made in the first quarter of the year, and 53% of our sales in the year ended September 30, 2018. Our second largest customer for the year ended September 30, 2018 accounted for 47% of our sales for the year, but did not generate any sales in the year ended September 30, 2019. As a result, our sales decreased $6,660,500, or more than 83%, from the year ended September 30, 2018 to the year ended September 30, 2019. We do not have any long-term agreement with our customers and they may cease purchasing from us for any reason. Unless we are successful in generating revenue from other customers, our ability to operate will be impaired. Further, we believe that the nature of the market is such that we have little ability to improve our gross margin.

We believe that the decrease in our sales was affected by recent government efforts to politically stabilize Hong Kong.

We believe that the decrease in revenue in the year ended September 30, 2019 resulted from political instability in Hong Kong, which has impacted our customers’ ability to sell products into the People’s Republic of China. We have not generated any revenue from the sales in the United States and we do not anticipate offering products in the United States in the near term. We cannot assure you that conditions in Hong Kong will change in a manner in which our customers will purchase our products.

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

Our revenue through September 30, 2019 has been derived from the sale of products purchased from three suppliers, one of which accounted for all of our purchases in the year ended September 30, 2019 and the other two of which accounted for all of our purchased in the year ended September 30, 2018. We do not have any long-term agreements with any suppliers, and, accordingly, our suppliers have no contractual obligation to sell us product at a price which would enable us to generate an acceptable gross margin if at all. We will need to develop additional sources of supply for both raw materials and any finished products which we may sell. Although we believe that alternative sources of supply of both raw materials and finished products are available, any difficulty or delay in identifying and entering into supply arrangements with suppliers could impair both our gross margins and our ability to operate profitably. Further, any shortage of raw materials or interruption of supply could also result in higher prices for those materials which we may be unable to pass on to our customers. We cannot assure you that, if we develop our business, our suppliers will be provide us with the quality of raw materials we need or the quantities we request or at a price we consider to be reasonable. Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials based on conditions outside of our control, including weather, transportation interruptions, strikes, terrorism, natural disasters, or other catastrophic events.

We need to develop and maintain marketing and distribution channels.

We presently do not have any marketing or distribution arrangements. Our sales through September 30, 2019 were made by our chief executive officer. Unless we are able to hire qualified sales and marketing personnel and develop distribution channels to market and sell any products which we sell, we will not be able to generate sufficient revenue to enable us to operate profitably. We cannot assure you as to our ability to develop and maintain effective marketing and distribution channels.

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

The cordyceps market is highly competitive and a number of products are readily available. Most, if not all, of our competitors are substantially larger and have greater financial resources and name recognition than we do. Further, new products which may be developed or sold may increase the competitiveness of the market. We anticipate that we will be dependent, at least initially, primarily on cordyceps products. Many of our competitors offer a range of products and are not dependent on a market for cordyceps products, which can protect them in the event that the market for cordyceps products declines.

We have not conducted any study of the potential market for cordyceps-based or metallothionein products in the United States and we cannot assure you that there is a significant market for these products in the United States.

Although we have a general familiarity with the market for cordyceps products and metallothionein products in Asia, our business plan contemplates the sale of these products in the United States and possibly countries where there is a large Asian population. We have not conducted any study as to the market for cordyceps or metallothionein products in the United States and we cannot assure you that there is any significant market. Unless there is a significant market in the United States, we may not be able to operate profitably. We cannot assure you that there is a sufficient market in the United States to enable us to compete effectively or operate profitably or that, if a market exists for products of the type we sell, that we will be able to market our products successfully.

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

We may not be successful in any research and development activities in which we may engage.

We plan to engage in research and development activities with a view to developing cordyceps products to be sold in the United States. We have not commenced such activity and we cannot assure you that we will be able to commence any research and development activities. If we commence such activites, we cannot assure you that we will be successful in developing any product or that any product we may develop will be marketable in the United States or any other country or that we will not require regulatory approval for the sale of any such product in the United States or any other country in which we seek to market the product. If regulatory approval is required, compliance with such regulations may be very expensive and we cannot assure you that we will be able to obtain such approval. As a result, we may incur significant expenses in seeking to develop a product with no assurance that we can or will develop a marketable product.

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

Our future success depends, to a significant extent, on our ability to attract, train and retain key management, marketing, sales, technical and financial personnel. Recruiting and retaining capable personnel, particularly those with expertise in the natural supplement business are vital to our success. There is substantial competition for qualified personnel, and we cannot assure you we will be able to attract or retain our technical and financial personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected. Our financial condition, including our 83% decline in sales from the year ended September 30, 2018 to the year ended September 30, 2019 and the lack of sales in the second, third and fourth quarters of 2019 may make it difficult for us to attract qualified personnel.

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

Our common stock is quoted on the OTCQB marketplace under the symbol ACBM. There is no active trading market for our common stock, and the OTC Markets website shows that there are many days on which there is no trading volume or very limited trading volume. Accordingly, even if a market develops, as to which we can give no assurance, there can be no assurance as to the liquidity of our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, if a market develops, it is likely that there will not be any significant float, with the result that the reported bid and asked prices may have little relationship to the price you would pay if you wanted to buy shares or the price you would receive if you wanted to sell shares.

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

As of the date of this annual report, there has no active trading activity in our common stock. There can be no assurance that any significant market, or any market, will ever develop in our common stock. Because of the low public float and the lack of trading volume, any reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy share. Further, stocks with a low public float may be more subject to manipulation than a stock that has a significant public float. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

•	our low stock price, which may result in a modest dollar purchase or sale of our common stock having a disproportionately large effect on the stock price;
•	the market’s perception as to our ability to generate revenue and positive cash flow or earnings;
•	changes in our or securities analysts’ estimate of our financial performance;
•	our ability or perceived ability to obtain necessary financing for our operations;
•	the perception of the future market for our products;
•	the anticipated or actual results of our operations;
•	changes in market valuations of other natural supplement companies;
•	any discrepancy between anticipated or projected results and actual results of our operations;
•	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and
•	other factors not within our control.

Raising funds by issuing equity or convertible debt securities could dilute the net tangible book value of the common stock and impose restrictions on our working capital.

If we were to raise additional capital by issuing equity securities, either alone or in connection with a non-equity financing, the net tangible book value of the then outstanding common stock could decline. If the additional equity securities were issued at a per share price less than the market price, which is customary in the private placement of equity securities, the holders of the outstanding shares would suffer a dilution, which could be significant. We may have difficulty in raising funds through the sale of debt securities because of both our financial position, the lack of any collateral on which a lender may place a value, and the absence of any revenue or operations. If we are able to raise funds from the sale of debt securities, the lenders may impose restrictions on our operations and may impair our working capital as we service any such debt obligations. Further, it is not uncommon for investors who provide private funding to companies with weak financial positions, to require the issuer to issue convertible securities which are convertible at a discount to the market price at the time the convertible security is converted. Such securities typically have a materially adverse effect on the market price for the issuer’s stock.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTCQB market under the symbol ACBM. Any quotations for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

Stockholders of Record

As of December 26, 2019, we had fifty-five record holders of our common stock.

Transfer Agent

Cleartrust, LLC, 16540 Pointe Village Drive; Suite 210, Lutz, Florida 33558 is the transfer agent for our common stock.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Agreements

None.

Recent sales of unregistered securities.

None.

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

Since the January 30, 2017 change of control our business has involved the purchase of products from three suppliers and the sale of these products to three unrelated customers. One of our suppliers accounted for all of our purchases in the year ended September 30, 2019 and the other two of accounted for all of our purchased in the year ended September 30, 2018. We first sold products during the fourth quarter of the year ended September 30, 2017. In the year ended September 30, 2017, we generated revenues of $510,000 from the sale of Cordycepin and cordyceps powder to one customer, and all of our purchases were from one supplier. During the year ended September 30, 2018, we sold Cordycepin and cordyceps powder and metallothionein MT-3 elizer to two customers. During the year ended September 30, 2019, we sold Cordycepin and cordyceps powder to two customers, who accounted for 94% and 6% of our revenue. All sales during the year ended September 30, 2019 were made in the first quarter of the year, and we did not have any sales during the second, third or fourth quarter of the year. Our second largest customer for the year ended September 30, 2018, which accounted for sales of $3,743,000, or 47% of our revenue, did not make any purchases from us in the year ended September 30, 2019. During the quarter ended December 31, 2019, we expect to report modest sales. Our sales are sales of our product in bulk to companies who use our products as ingredients in their products. We do not sell products in a form for use by consumers although we may, in the future, develop products for use by consumers.

Although our business plan initially contemplated that we would conduct research and development on our own proprietary products based on cordyceps sinensis, to date we have neither commenced such activities nor take any preliminary steps with respect to such activities. We do not presently have the funds necessary for us to engage in such activities, and we cannot assure you that we will be able to commence any research and development activities or that any such activities that we may undertake will be successful.

We require funds for our operations. At September 30, 2019, we had $1,472 in cash and cash equivalents, $1,060,000 of inventory of Cordycepin and cordyceps powder Although we intend to seek to raise funds in the equity market, we cannot assure you as to the availability or terms of any such financing. Because of our financial condition, the 83% decline in revenue year to year, the lack of sales in the second, third and fourth quarters of the year ended September 30, 2019, along with the absence of an active market for our stock and our market capitalization in relation to our financial performance, it may be difficult for us to raise funds in the equity market.

Results of Operations

Years ended September 30, 2019 and 2018

Our revenue for the year ended September 30, 2019 was $1,345,000, cost of revenue was $1,218,600, with a gross profit of $135,400 and a gross margin of 10%., Our revenue for the year ended September 30, 2018 was $8,014,500, cost of revenue was $7,181,100, with a gross profit of $833,400, and a gross margin of 10.4%. We believe that the decrease in revenue resulted from political instability in Hong Kong, which has impacted our customers.

Our operating expenses, consisting of selling, general and administrative expenses, for the year ended September 30, 2019, were $576,953 as compared with $317,850, which was primarily professional fees and consulting fees. The professional fees relate to expenses we incur as a result of our status as a public company.

As a result of the foregoing, we had a net loss of $370,747, or $(0.01) per share (basic and diluted) for the year ended September 30, 2019 as compared with net income of $419,660, or $0.01 per share per share (basic and diluted) for the year ended September 30, 2018.

Liquidity and Capital Resources

The following table sets forth information relating to our working capital at September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018	Change
Current assets	$1,069,464	$1,477,837	$(408,373)
Current liabilities	$195,792	$240,675	$(44,883)
Working capital	$873,672	$1,237,162	$(363,490)

The decrease in working capital reflects a decrease in inventory purchased and prepaid expenses, a portion of which related to the unamortized value of the common stock issued for consulting services in September 2018.

The following is a summary of the statements of cash flows for the fiscal years ended September 30, 2018 and 2017:

	Year Ended September 30,
	2019	2018
Cash provided by (used) in operating activities	$79,692	$(140,419)
Cash provided by investing activities	$0	$0
Cash (used in) provided by financing activities	$(79,368)	$104,757
Cash and cash equivalent at end of year	$1,472	$1,148

The cash provided by operating activities for the year ended September 30, 2019 reflected the net loss of $370,747, increased primarily by stock-based compensation of $300,089, deferred revenue of $116,000, reductions in inventories and purchase deposit of $86,000 and accounts payable and prepaid expenses of $10,712 and increased by a decrease in adjustment of income tax payable of $73,071 and income tax payable of $19,156., . The cash used in operating activities for the year ended September 30, 2018 reflected our net income of $419,660 reduced primarily by an increase in inventories and purchase deposit to vendor of $665,600 and increased by an increase in income tax payable of $92,227, stock-based compensation of $7,411, accounts payable and accrued expenses of $6,712.

Cash used in financing activities reflects advances from elated parties of $106,969 less payments made to related parties of $186,337. Cash provided by financing activities for the year ended September 30, 2018 represented net advances from related parties of $104,757.

There were no non-cash investing or financing activities in the year ended September 30, 2019 or 2018.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At September 30, 2019, we have limited cash, had limited gross profit, which was significantly less than our operating expenses, and we incurred a loss from our operations for the year ended September 30, 2019. We can give no assurance as to its ability to generate revenue or operate profitably. If we cannot generate revenue from our products we may not be able to continue in our business. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although we intend to fund operations through increased sales of our products and equity financing arrangements. However, because of the lack of sales during the last three quarters of the year ended September 30, 2019, our loss for the year ended September 30, 2019 and the absence of any active trading market for our common stock, our financial condition and our lack of an operating history, we may not be able to raise funds for capital expenditures, working capital and other cash requirements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. We had $1,472 and $1,148 in cash and cash equivalents at September 30, 2019 and 2018, respectively.

Inventories

Inventories consist primarily of finished goods. Inventories are valued at the lower of cost or net realizable value. We determine cost on the basis of first-in, first-out methods. We periodically review inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although we believe that the assumptions we use to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded for the years ended September 30, 2019 and 2018.

Net Income (Loss) Per Share of Common Stock

We adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the years ended September 30, 2019 and 2018.

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

Stock-Based Compensation

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

Revenue Recognition

We recognize revenue from the sale of products and services in accordance with ASC 605, “Revenue Recognition.” We recognize revenue only when all of the following criteria have been met:

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

NA

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019, the end of the year covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of September 30, 2019, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2019, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting.

During the period ended September 30, 2019, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)
Pao-Chi Chu	66	Chief executive officer, chief financial officer, president, secretary and director

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

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended September 30, 2019 and 2018, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary ($)	Bonus Awards ($)	Stock Awards ($)	Options/ Warrant Awards (1) ($)	Non-Equity Plan Compensation ($)	Nonqualified Deferred Earnings ($)	All Other Compensation ($)	Total ($)

Pao-Chi Chu 1),	2019	-	-	-	-	-	-	-	-
CEO, CFO and President	2018	-	-	-	-	-	-	-	-

__________

(1)	Mr. Chu became chief executive officer, chief financial officer and president on January 30, 2017

Employment Agreements

We have no employment agreements with Mr. Chu.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our officers.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards at September 30, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of December 26, 2019, by:

•	Each director;
•	Each current officer named in the summary compensation table;
•	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and
•	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of options, warrants or convertible securities) within 60 days of December 26, 2019. None of the named beneficial owners held any options, warrants or convertible securities at December 26, 2019.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Pao-Chi Chu 2F, No. 356, Dunhua S. Road, Da’an Dist Taipei City 106, Taiwan, ROC	30,000,000	62.8%

All officers and directors as a group (one individual)	30,000,000	62.8%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

At September 30, 2019, the Company owed $61,768 to a stockholder who is not a 5% stockholder for non-interest-bearing advances made to or on behalf of the Company. During the year ended September 30, 2019, the Company repaid $41,871 to its chief executive officer, (b) the stockholder paid expenses of $86,969 on behalf of the Company, (c) the stockholder made a loan of $20,000 to the Company and (d) the Company repaid $144,466 to the stockholder.

The Company has imputed interest at the rate of 4% on the advances made to the Company by related parties. The imputed interest was $2,265 and $3,663 for the years ended September 30, 2019 and 2018, respectively.

Director Independence

We have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Prager Metis, CPAs LLC and Malone Bailey, LLP, for the years ended September 30, 2019 and 2018.

	Year Ended September 30,
	2019	2018

Audit fees	$25,500	$31,225
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit fees consist of fees related to professional services rendered in connection with the audit and review of our annual financial statements.

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

Date: January 7, 2020

ACRO BIOMEDICAL CO., LTD.

By:	/s/ Pao-Chi Chu
Name:	Pao-Chi Chu
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pao-Chi Chu	Director, chief executive officer and	January 7, 2020
Pao-Chi Chu	chief financial officer (principal executive, financial and accounting officer)

ACRO BIOMEDICAL CO., LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Acro Biomedical Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Acro Biomedical Co., Ltd. (“the Company”) as of September 30, 2019 and 2018, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had limited cash as of September 30, 2019, had limited gross profit and incurred a loss from its operations for the year ended September 30, 2019. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018.

Hackensack, New Jersey

January 7, 2020

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

	September 30,	September 30,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$1,472	$1,148
Inventories	1,060,000	1,146,600
Prepaid expenses	3,000	330,089
Security deposit	4,992	-
Total Current Assets	1,069,464	1,477,837

Security deposit	-	4,992
TOTAL ASSETS	$1,069,464	$1,482,829

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$18,024	$7,312
Income tax payable	-	92,227
Deferred revenue	116,000	-
Due to related parties	61,768	141,136
Total Current Liabilities	195,792	240,675

TOTAL LIABILITIES	195,792	240,675

Stockholders' Equity
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 47,760,000 shares issued and outstanding at September 30, 2019 and 2018	47,760	47,760
Additional paid-in capital	871,240	868,975
Related earnings (Accumulated deficit)	(45,328)	325,419
Total Stockholders’ Equity	873,672	1,242,154

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,069,464	$1,482,829

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

	Year Ended
	September 30,
	2019	2018

Revenues	$1,354,000	$8,014,500
Cost of revenues	1,218,600	7,181,100
Gross profit	135,400	833,400

Operating expenses
Selling, general and administrative	576,953	317,850
Total operating expenses	576,953	317,850

Income (loss) from operations	(441,553)	515,550

Other expense
Interest expense - related party	(2,265)	(3,663)
Total other expenses	(2,265)	(3,663)

Income (loss) before income tax provision (credit)	(443,818)	511,887
Income taxes provision (credit)	(73,071)	92,227
Net income (loss)	$(370,747)	$419,660

Basic and dilutive income (loss) per share of common stock	$(0.01)	$0.01

Weighted average number of shares of common stock outstanding	47,760,000	47,661,235

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid in	Retained earnings (Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

Balance, September 30, 2017	-	$-	47,660,000	$47,660	$557,912	$(94,241)	$511,331

Stock issued for services	-	-	100,000	100	307,400	-	307,500
Imputed interest on related party loans	-	-	-	-	3,663	-	3,663
Net income	-	-	-	-	-	419,660	419,660

Balance, September 30, 2018	-	-	47,760,000	47,760	868,975	325,419	1,242,154

Imputed interest on related party loans	-	-	-	-	2,265	-	2,265
Net loss	-	-	-	-	-	(370,747)	(370,747)

Balance, September 30, 2019	-	$-	47,760,000	$47,760	$871,240	$(45,328)	$873,672

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

	Year Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(370,747)	$419,660
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	300,089	7,411
Imputed interest - related parties	2,265	3,663
Adjustment of income tax payable	(73,071)	-
Changes in operating assets and liabilities:
Inventories and purchase deposit to vendor	86,600	(665,600)
Prepaid expenses	27,000	500
Security deposit	-	(4,992)
Accounts payable and accrued expenses	10,712	6,712
Income tax payable	(19,156)	92,227
Deferred revenue	116,000	-
Net cash provided by (used in) operating activities	79,692	(140,419)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	106,969	105,257
Repayment to related parties	(186,337)	(500)
Net cash (used in) provided by financing activities	(79,368)	104,757

Net change in cash and cash equivalents	324	(35,662)
Cash and cash equivalent at beginning of year	1,148	36,810
Cash and cash equivalent at end of year	$1,472	$1,148

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$19,156	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Notes to the Financial Statements

September 30, 2019 and 2018

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

Acro Biomedical Co., Ltd. (the “Company”) is a Nevada corporation incorporated on September 24, 2014 under the name Killer Waves Hawaii, Inc. On January 30, 2017, the Company’s corporate name was changed to Acro Biomedical Co., Ltd.

The Company has been engaged in the business of developing and marketing products that promote wellness and a healthy lifestyle since 2017. The Company’s initial business plan was to build a family waterpark in a state-of-the-art designed aquatic center in several locations throughout the Hawaiian Islands. The Company was not able to develop this business and it did not generate any revenues in this business. Following a change of control on January 30, 2017, the Company discontinued its efforts to develop aquatic centers. Cordyceps is a fungus that is used in traditional Chinese medicine. The Company’s first sale was made in September 2017. All of the Company’s sales to date have been sales of cordyceps related products and, commencing in the three months ended September 30, 2018, metallothionein MT-3 elizer, a protein that, in powder form, is used in health supplements.

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

Inventories

Inventories consist primarily of finished goods. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of first-in, first-out methods. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although the Company believes that the assumptions it uses to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded for the years ended September 30, 2019 and 2018.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the years ended September 30, 2019 and 2018.

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

Stock-Based Compensation

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Related Parties

The Company follows ASC 850, ”Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions and balances.

Revenue Recognition

The Company recognizes revenue in accordance with Topic 606, which requires revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

The Company recognizes revenue when products are delivered to customers in accordance with the written sales terms.

Deferred Revenue

The Company has entered into agreements where the products to be delivered. The Company usually receives the cash in advance and records it as deferred revenue.

Deferred revenue at September 30, 2019 and 2018, was $116,000 and $0, respectively.

Recent Accounting Pronouncements

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had limited cash as of September 30, 2019, had limited gross profit and incurred a loss from its operations for the year ended September 30, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company proposes to fund operations through sales of its products and equity financing arrangements. However, because of the lack of sales during the last three quarters of the year ended September 30, 2019 and the absence of any active trading market for its common stock, its financial condition and its lack of an operating history, the Company may not be able to raise funds for capital expenditures, working capital and other cash requirements. If the Company cannot generate revenue from its products, it may not be able to continue in its business.

NOTE 4 – PREPAID EXPENSE

At September 30, 2019 and 2018, prepaid expenses totaled $3,000 and $330,089, respectively. Prepaid expenses at September 30, 2019 consisted of public-company related fees and at September 30, 2018 consisted primarily of professional fees, including compensation for consulting services that were paid through the issuance of common stock which fees are being amortized over the life of the applicable agreements. As of September 30, 2019, the fees are fully amortized.

NOTE 5 - EQUITY

Common Stock

During the year ended September 30, 2019, the Company did not issue any common stock.

During the year ended September 30, 2018, the Company issued 50,000 shares of common stock to each of two consultants for services from September 26, 2018 to March 31, 2019. The shares were valued at $307,500, based on the market price of the common stock on the respective dates of the agreements, which was an average of $3.075 per share.

NOTE 6 - INCOME TAXES

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

The reconciliation of income tax expense at the U.S. statutory rate of 21% in 2019 and the blended U.S. statutory rate of 24.5% in 2018, to the Company’s effective tax rate is as follows:

	Year Ended September 30,
	2019	2018
Income tax expense (benefit) at statutory rate	$(93,202)	$124,269
Income tax adjustment
Expense not deductible in current period	69,319	-
Imputed interest	476	-
Adjustment of prior year income tax	(73,071)	-
Change of valuation allowance	23,407	(32,042)
Income tax expense (benefit)	$(73,071)	$92,227

Net deferred tax assets consist of the following components as of:

	September 30,	September 30,
	2019	2018
Operating loss carry forward	$23,407	$32,042
Operating losses utilized	-	(32,042)
Valuation allowance	(23,407)	-
Deferred tax asset	$-	$-

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, 100% valuation allowance on deferred tax assets was recorded on September 30, 2019. As of September 30, 2019, the Company has approximately $111,000 net operating loss carryforwards available in the U.S. to reduce future taxable income which can be carryforward indefinitely.

NOTE 7 - RELATED PARTY TRANSACTIONS

At September 30, 2019 and 2018, the Company owed $61,768 and $99,265 to a stockholder who is not a 5% stockholder for non-interest-bearing advances made to or on behalf of the Company, respectively. At September 30, 2018, the Company owed $41,871 to its chief executive officer. These advances are due on demand.

During the year ended September 30, 2019, (a) the Company repaid $41,871 to its chief executive officer, (b) the stockholder paid expenses of $86,969 on behalf of the Company, (c) the stockholder made a loan of $20,000 to the Company and (d) the Company repaid $144,466 to the stockholder.

During the year ended September 30, 2018, the Company’s chief executive officer paid a security deposit of $4,992 on behalf of the Company for its lease and he paid operating expenses of $1,000. A stockholder, who is not a 5% stockholder, paid various expenses of $99,265 on behalf of the Company. The Company repaid $500 to its chief executive officer. The payments advances are as non-interest bearing and due on demand.

The Company has imputed interest at the rate of 4% on the advances made to the Company in the amount of $2,265 and $3,663 during the year ended September 30, 2019 and 2018, respectively.

As of September 30, 2019 and 2018, the Company had amounts due to related parties of $61,768 and $141,136, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

On November 30, 2017, the Company entered into a lease agreement to rent a storage place in Hong Kong for a two-year term at HK$19,500 (approximately $2,520) per month. The Company paid $4,992 (HK$39,000) as a security deposit. For the year ended September 30, 2019 and 2018, the Company incurred rent expense of $30,240 and $25,165, respectively. A lease agreement expired in November 2019 and was not renewed.

NOTE 9– CONCENTRATION

Revenue

The following table sets forth our sales to customers during the years ended September 30, 2019 and 2018.

	Year ended September 30, 2019		Year ended September 30, 2018
	Sales	Percent	Sales	Percent
Customer A	$1,274,000	94%	$4,271,500	53%
Customer B	-	-	3,743,000	47%
Customer C	80,000	6%	-	-
Total	$1,354,000	100%	$8,014,500	100%

Purchase

During the year ended September 30, 2019, all purchases were derived from purchase contracts with one supplier of Cordyceps products.

During the year ended September 30, 2018, all purchases were derived from purchase contracts with two suppliers, which represent 70% and 30% of total purchases, respectively. These suppliers were different from the sole supplier for the year ended September 30, 2019.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and determined that no subsequent event requires recognition or disclosure to the financial statements.

