Form 10-KT
period 2019-12-31
ACRO BIOMEDICAL CO., LTD.
filed 2020-03-27
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

or

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2019 to December 31, 2019

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

As of March 25, 2020, the registrant had 47,760,000 shares of common stock outstanding.

As used in this report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refers to Acro Biomedical Co., Ltd., unless the context indicates otherwise.

FORWARD LOOKING STATEMENTS

This report on Form 10-K contain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

•	Our ability to develop and market nutritional products based on cordyceps sinensis and related products and metallothionein MT-3 elizer;

•	The extent to which there is a market for products such as our proposed products in the United States, and our ability to address any market which may develop;

•	Our ability to generate revenue from the sale of our products;

•	Our ability to generate a gross profit sufficient to cover our operating expenses;

•	Our ability to develop a customer base so that we are not dependent upon one customer for almost all of our revenues;

•	Our ability to obtain raw materials and finished product on reasonable terms and in a timely manner;

•	Our ability to obtain the necessary financing for us to develop and market our products;

•	Our ability to identify, hire and retain qualified executive, administrative, research and development, marketing and other personnel;

•

To the extent that we manufacture products, our ability to establish and maintain manufacturing facilities that comply with all applicable government regulations for any products which we may develop or manufacture;

•	Our ability to develop and maintain third-party manufacturing facilities for our product;

•	Our ability to establish effective marketing and distribution arrangements;

•	Our ability and the ability of our suppliers to comply with government regulations relating to the manufacture, sale and marketing of our products;

•	Our ability to successfully develop a marketable product;

•	Any liability we may sustain as a result of adverse effects resulting from the use of the products we sell;

•	Any liability we may sustain as a result of impurities or other problems relating to products we sell;

•	Our ability to protect any intellectual property we may develop;

•	Our ability to successfully develop a marketable product;

•	The effects on our reputation or financial condition of any product recall, whether required or voluntary;

•	The effects of fluctuation of our sales on our operating results and on our ability to order products and raw materials to meet the changing needs of the market;

•	The effects of any litigation which may arise concerning the use of our products;

•	The costs associated with defending and resolving potential legal claims, even if such claims are without merit;

•	The effects on our financial condition, operating results and reputation of any adverse reactions which users of our products may sustain;

•	Any liability we may sustain as a result of any impurities in any products we may sell;

•	The development of a market for our common stock;

•	If a market in our common stock develops, actions by third parties to either sell or purchase our common stock in quantities that would have a significant effect on our stock price;

•	Risks generally associated with products that are considered nutritional supplements;

•	Current and future economic and political conditions;

•	The impact of changes in accounting rules on our financial statements;

•	Other assumptions described in this report; and

•	Other matters that are not within our control.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not assume any obligation to update any forward-looking statement. As a result, you should not place undue reliance on these forward-looking statements.

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

Our business to date has involved purchase products from independent suppliers and selling these products to a small number of unrelated customers. Our sales were $193,536 for the three months ended December 31, 2019, all of which were made to one customer who was not a customer during the years ended September 30, 2019 or 2018, $1,354,000 for the year ended September 30, 2019, all of which were made during the quarter ended December 31, 2018, and $8,014,500 for the year ended September 30, 2018. One customer, who was not a customer in the three months ended December 31, 2019 accounted for 94% of our sales in the year ended September 30, 2019 and 53% of our sales in the year ended September 30, 2018. Our second largest customer in the year ended September 30, 2018 accounted for 47% of our sales in the year ended September 30, 2018 but did not make any purchases in the year ended September 30, 2019 or the three months ended December 31, 2019.

Our first sale was made in September 2017. All of our sales to date have been sales of cordyceps related products and, commencing in the second quarter of the year ended September 30, 2018, metallothionein MT-3 elizer, although we have not sold any metallothionein MT-3 elizer in the three months ended December 31, 2019 or the year ended September 30, 2019. We may also seek to market other products which we see as complimentary to our present products, but we can give no assurance that we will be successful in obtaining or marketing any additional products.

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

We first sold products during the fourth quarter of the year ended September 30, 2017. In the year ended September 30, 2017, we generated revenues of $510,000 during the fourth quarter from the sale of Cordycepin and cordyceps powder to one customer. During the year ended September 30, 2018, we sold Cordycepin and cordyceps powder and metallothionein MT-3 elizer to two customers. During the year ended September 30, 2019, we sold Cordycepin and cordyceps powder to two customers, who accounted for 94% and 6% of our revenue. We did not sell any metallothionein MT-3 elizer products in the year ended September 30, 2019. All sales during the year ended September 30, 2019 were made in the first quarter of the year, and we did not have any sales during the second, third or fourth quarter of the year. During the quarter ended December 31, 2019, we reported modest sales which is from sale to one customer. We purchased all of our Cordycepin and cordyceps powder from one supplier for the years ended September 30, 2017 and 2018 and from a different supplier in the year ended September 30, 2019, and we purchased all of our metallothionein MT-3 elizer from another supplier. Our sales are sales of our product in bulk to companies who use our products as ingredients in their products. We do not sell products in a form for use by consumers although we may, in the future, develop products for use by consumers.

Our Organization

We are a Nevada corporation incorporated on September 24, 2014 under the name Killer Waves Hawaii, Inc. On January 30, 2017, we changed our corporate name to Acro Biomedical Co., Ltd. Our address is 12175 Visionary Way, Suite 1160, Fishers, Indiana 46038, telephone (317) 286-6788. Our corporate website is http://acrobiomedicalco.com. Information on or derived from our website or any other website is not part of this report.

Source of Supply

We did not purchase any products during the three months ended December 31, 2019. In the year ended September 30, 2019, we purchased all of our Cordycepin and cordyceps powder from one supplier, Biospring Inc., a Taiwan-based company. In the year ended September 30, 2018, we purchased all of our Cordycepin and cordyceps powder from one supplier, Aublog Inc., a Taiwan-based company, and we purchased all of our metallothionein MT-3 elizer from Taiwan Master Foods Co., Ltd., a Taiwan-based company. We did not purchase or sell any metallothionein MT-3 elizer products in the three months ended December 31, 2019 or the year ended September 30, 2019. We do not have any long-term supply contracts with any supplier, as a result of which our suppliers have no obligation to sell products to us. The following table sets forth our purchases from these suppliers for the years ended September 30, 2019 and 2018. All of the inventory purchased during the year ended September 30, 2019 was purchased during the three months ended December 31, 2018.

	Year Ended September 30,
	2019	2018
Aublog Inc.	$-	$5,827,700
Taiwan Master Foods Co. Ltd.	-	2,500,000
Biospring Inc.	1,132,000	-
	$1,132,000	$8,327,700

Our inventory at December 31, 2019 of $878,560 and at September 30, 2019 of $1,060,600 consisted of Cordycepin and cordyceps powder which we purchased from Biospring. Our sales during the three months ended December 31, 2019 were from our inventory at December 31, 2018. To the extent that we are not able to sell our inventory, our working capital and financial condition will be materially impaired.

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

Our only customer for the three months ended December 31, 2019 was King Life Biotech Co. LTD, which was not a customer in prior years. Our largest customer during the years ended September 30, 2019 and 2018 and the three months ended December 31, 2018 was Acrology International Co., Ltd., which accounted for 94% or our sales for the year ended September 30, 2019 and the three months ended December 31, 2018 and 53% of our sales for the year ended September 30, 2018. Only one customer, Xiamen Jinxia Yongfeng Commercial Co., Ltd., which accounted for 47% of our sales in the year ended September 30, 3018 and no sales in the year ended September 30, 2019, accounted for 10% or more of our sales in either year. We do not have any long-term contracts with any customer. We ship products pursuant to purchase orders placed by the customers. The following table sets forth our sales during three months ended December 31, 2019 and 2018 and the years ended September 30, 2019 and 2018.

	Three Months Ended December 31,		Year Ended September 30,
	2019	2018	2019	2018
Acrology International Co., Ltd.	$--	$1,274,000	$1,274,000	$4,271,500
Xiamen Jinxia Yongfeng Commercial Co., Ltd.	--	--	--	$3,743,000
King Life Biotech Co. LTD	193,536	--	--	--
One other customer	--	80,000	80,000	--
	$193,536	$1,354,000	$1,354,000	$8,014,500

Our customers are located in Hong Kong and use our product as an ingredient in their products, which are sold in the People’s Republic of China.

Effects of COVID-19

Since our products are purchased by customers in Hong Kong as one ingredient of a product to be sold to their customers in the China, our business may be impacted by the effects of the COVID-19 pandemic as it effects manufacturers in Hong Kong and their customers in China. Since we had no sales during the nine months ended September 30, 2019 and modest sales in the three months ended December 31, 2019, we cannot predict the effect of COVID-19 on our business. Factors which may affect the market for our products include, but are not limited to, the following.

•	The effect of COVID-19 on the ability of our customers and potential customers to manufacture products;

•	The financial health of our potential customers;

•	Since our customers use our products as an ingredient, the ability of the customer to obtain other ingredients may affect their willingness or ability to purchase our product.

•	The ability of our customers to ship their products to China and the ability of their customers to distribute product to retail markets;

•	The willingness or ability of the ultimate purchaser in China to purchase products with our ingredients and their perception as to whether the products may have beneficial effects to them;

•	The extent to which quarantine affects the willingness or ability of consumers to purchase products with our ingredients;

•	The perceived benefit, if any, to consumers of products with our ingredients;

•	The extent to which the purchase of products with our ingredients is a low priority item for a population whose disposable income may have decreased as a result of COVID-19 and the steps taken by the Chinese government to curb the spread of infection.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in this report include forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. The risks set forth below are not the only risks facing us. Additional risks and uncertainties may exist that could also adversely affect our business, prospects or operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or a significant part of your investment.

Risks Concerning our Business

We require significant funding for us to conduct our business.

At December 31, 2019, we had cash of $911. Our principal asset at that date was inventory of $878,560, which we purchased during 2018, and our inventory, except for the inventory shipped during the three months ended December 31, 2019, has been unchanged since December 31, 2018. In order for us to continue in business, we will require significant additional capital either in the form of debt or equity. Because of the absence of any active trading market in our stock, our financial condition, our modest level of sales for the three months ended December 31, 2019 and the year ended September 30, 2019 and the lack of any sales during the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019, as well as our lack of any history of operations, we may be unable to raise funds through the sale of equity securities.

We cannot assure you that we can operate profitably.

We incurred losses of $75,873 on sales of $193,536 for the three months ended December 31, 2019 and $370,747 on sales of $1,354,000 for the year ended September 30, 2019. Our gross margin was 6.25% for the three months ended December 31, 2019 and 10% for the year ended September 30, 2019. We will not be able to operate profitably until and unless we are able to generate sufficient revenue so that our gross profit can cover our operating expenses. We cannot assure you that we be able to operate at a profit. We do not have any full-time employees and our chief executive officer, who provides his services on a part-time basis, has not received any salary. If we increase our operations and engage in selling, marketing and research and development activities, we will incur significant selling, general and administrative expenses. Unless we can significantly increase our revenue and gross profit or raise funds from other sources, including the sale or our equity securities, we may not be able to operate profitably. The lack of an active trading market in our common stock combined with our lack of sales and can materially impair our ability to raise money through the sale of equity securities. Further, to the extent that we are not able to sell our inventory before it becomes unsaleable because of its age, we would need to write off any unsaleable inventory which would materially impact our financial conditions, the results of our operations and our ability to raise funds.

Our auditors’ report includes a going concern paragraph.

Our auditors’ report on our financial statements for the years ended September 30, 2019 and 2018 and for the three months ended December 31, 2019 includes a going concern paragraph. At December 31, 2019, we have less than $1,000 in cash, had limited gross profit, which was significantly less than our operating expenses, and we incurred a losses from our operations for the three months ended December 31, 2019 and the year ended September 30, 2019. Although we hope to fund operations through increased sales and equity financing arrangements, our financial condition and the results of our operations as well as the lack of an active trading market in our stock and a market capitalization that is inconsistent with our financial performance make it less likely that we will be able to raise funds for capital expenditures, working capital and other cash requirements.

If we are not able to increase revenue and our customer base, we may not be able to operate profitably.

Through December 31, 2019, our revenue has primarily resulted from sales to four customers in Hong Kong. We had one customer for the three months ended December 31, 2019. This customer did not make any purchases from us in prior periods. Our largest customer for the years ended September 30, 2019 and 2018 accounted for 94% of our sales in the year ended September 30, 2019, all of which were made in the first quarter of the year, and 53% of our sales in the year ended September 30, 2018. Our second largest customer for the year ended September 30, 2018 accounted for 47% of our sales for the year, but did not generate any sales in the year ended September 30, 2019. As a result, our sales decreased $6,660,500, or more than 83%, from the year ended September 30, 2018 to the year ended September 30, 2019. These two customers did not make any purchases from us in the three months ended December 31, 2019. Our sales decreased 85.7% from $1,354,000 in the three months ended December 31, 2018 to $193,536 in the three months ended December 31, 2019. We do not have any long-term agreement with our customers and they may cease purchasing from us for any reason. Unless we are successful in generating revenue from other customers, our ability to operate will be impaired. Further, we believe that the nature of the market is such that we have little ability to improve our gross margin.

We believe that the decrease in our sales was affected by recent government efforts to politically stabilize Hong Kong.

We believe that the decrease in revenue in the three months ended December 31, 2019 and the year ended September 30, 2019 resulted from political instability in Hong Kong, which has impacted our customers’ ability to sell products into the People’s Republic of China. We have not generated any revenue from the sales in the United States and we do not anticipate offering products in the United States in the near term, if at all. We cannot assure you that conditions in Hong Kong will change in a manner in which our customers will purchase our products.

Our business may be impacted by the effects of the COVID-19 pandemic which has materially impacted the Chinese economy.

Since our products are purchased by customers in Hong Kong as one ingredient of a product to be sold to their customers in the China, our business may be impacted by the effects of the COVID-19 pandemic as it effects manufacturers in Hong Kong and their customers in China. Since we had no sales during the nine months ended September 30, 2019 and modest sales in the three months ended December 31, 2019, we cannot predict the effect of COVID-19 on our business. Factors which may affect the market for our products include, but are not limited to, the following.

•	The effect of COVID-19 on the ability of our customers and potential customers to manufacture products;

•	The financial health of our potential customers;

•	Since our customers use our products as an ingredient, the ability of the customer to obtain other ingredients may affect their willingness or ability to purchase our product.

•	The ability of our customers to ship their products to China and the ability of their customers to distribute product to retail markets;

•	The willingness or ability of the ultimate purchaser in China to purchase products with our ingredients and their perception as to whether the products may have beneficial effects to them;

•	The extent to which quarantine affects the willingness or ability of consumers to purchase products with our ingredients;

•	The perceived benefit, if any, to consumers of products with our ingredients;

•	The extent to which the purchase of products with our ingredients is a low priority item for a population whose disposable income may have decreased as a result of COVID-19 and the steps taken by the Chinese government to curb the spread of infection.

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

Our revenue through December 31, 2019 has been derived from the sale of products purchased from three suppliers, one of which accounted for all of our purchases in the year ended September 30, 2019 and the other two of which accounted for all of our purchased in the year ended September 30, 2018. We did not make any purchases in the three months ended December 31, 2019. We do not have any long-term agreements with any suppliers, and, accordingly, our suppliers have no contractual obligation to sell us product at a price which would enable us to generate an acceptable gross margin if at all. We will need to develop additional sources of supply for both raw materials and any finished products which we may sell. Although we believe that alternative sources of supply of both raw materials and finished products are available, any difficulty or delay in identifying and entering into supply arrangements with suppliers could impair both our gross margins and our ability to operate profitably. Further, any shortage of raw materials or interruption of supply could also result in higher prices for those materials which we may be unable to pass on to our customers. We cannot assure you that, if we develop our business, our suppliers will be provide us with the quality of raw materials we need or the quantities we request or at a price we consider to be reasonable. Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials based on conditions outside of our control, including weather, transportation interruptions, strikes, terrorism, natural disasters, or other catastrophic events.

We need to develop and maintain marketing and distribution channels.

We presently do not have any marketing or distribution arrangements. Our sales through December 31, 2019 were made by our chief executive officer. Unless we are able to hire qualified sales and marketing personnel and develop distribution channels to market and sell any products which we sell, we will not be able to generate sufficient revenue to enable us to operate profitably. We cannot assure you as to our ability to develop and maintain effective marketing and distribution channels.

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

The market for our products is very competitive, and we may not be able to compete successfully.

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

We plan to engage in research and development activities with a view to developing cordyceps products to be sold in the United States. We have not commenced such activity and we cannot assure you that we will be able to commence any research and development activities. If we commence such activities, we cannot assure you that we will be successful in developing any product or that any product we may develop will be marketable in the United States or any other country or that we will not require regulatory approval for the sale of any such product in the United States or any other country in which we seek to market the product. If regulatory approval is required, compliance with such regulations may be very expensive and we cannot assure you that we will be able to obtain such approval. As a result, we may incur significant expenses in seeking to develop a product with no assurance that we can or will develop a marketable product.

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

As of the date of this report, there has been no active trading activity in our common stock. There can be no assurance that any significant market, or any market, will ever develop in our common stock. Because of the low public float and the lack of trading volume, any reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy share. Further, stocks with a low public float may be more subject to manipulation than a stock that has a significant public float. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

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

ITEM 2. PROPERTIES

We have a two-year lease for a storage facility in Hong Kong at a monthly rental of HK$16,500 (approximately $2,115). The lease expires in December 2021.

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

As of March 19, 2020, we had 66 record holders of our common stock.

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

Since the January 30, 2017 change of control our business has involved the purchase of products from three suppliers and the sale of these products to three unrelated customers. One of our suppliers accounted for all of our purchases in the year ended September 30, 2019 and the other two of accounted for all of our purchased in the year ended September 30, 2018. We did not make any purchases for the three months ended December 31, 2019. We first sold products during the fourth quarter of the year ended September 30, 2017. In the year ended September 30, 2017, we generated revenues of $510,000 from the sale of Cordycepin and cordyceps powder to one customer, and all of our purchases were from one supplier. During the year ended September 30, 2018, we sold Cordycepin and cordyceps powder and metallothionein MT-3 elizer to two customers. During the year ended September 30, 2019, we sold Cordycepin and cordyceps powder to two customers, who accounted for 94% and 6% of our revenue. For the three months ended December 31, 2019, all of our sales were sales of Cordycepin and cordyceps powder to one customer. All sales during the year ended September 30, 2019 were made in the first quarter of the year, and we did not have any sales during the second, third or fourth quarter of the year. Our second largest customer for the year ended September 30, 2018, which accounted for sales of $3,743,000, or 47% of our revenue, did not make any purchases from us in the year ended September 30, 2019. Our sales are sales of our product in bulk to companies who use our products as ingredients in their products. We do not sell products in a form for use by consumers although we may, in the future, develop products for use by consumers.

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

We require funds for our operations. At December 31, 2019, we had $911 in cash and cash equivalents, $878,560 of inventory of Cordycepin and cordyceps powder. Although we intend to seek to raise funds in the equity market, we cannot assure you as to the availability or terms of any such financing. Because of our financial condition, the sharp % decline in revenue period to period and year to year, the lack of sales in the second, third and fourth quarters of the year ended September 30, 2019, along with the absence of an active market for our stock and our market capitalization in relation to our financial performance, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution.

Results of Operations

Three Months Ended December 31, 2019 and 2018

Our revenue for three months ended December 31, 2019 was $193,536, cost of revenue was $181,440, with a gross profit of $12,096 and a gross margin of 6.25%. Our revenue for the three months ended December 31, 2018 was $1,345,000, cost of revenue was $1,218,600, with a gross profit of $135,400 and a gross margin of 10%. We believe that the decrease in revenue resulted from political instability in Hong Kong, which has impacted our customers. The decrease in our gross margin reflected the product mix for sales made in the three months ended December 31, 2019. The revenue for the three months ended December 31, 2018 represented all of our revenue for the year ended September 30, 2019.

Our operating expenses, consisting of selling, general and administrative expenses, for the three months ended December 31, 2019, were $87,529, as compared with $229,635 for the comparable period of 2018, which was primarily professional fees and, in the three months ended December 31, 2018, consulting fees. The consulting fees reflected stock based compensation paid to two consultants. The professional fees relate to expenses we incur as a result of our status as a public company. For the three months ended December 31, 2018, we had a tax credit of $19,941. We had no tax or tax credit for the three months ended December 31, 2019.

The Company imputed interest at the rate of 4% on the advances made to the Company by stockholders in the amount of $440 and $722 during the three months ended December 31, 2019 and 2018, respectively.

As a result of the foregoing, we had a net loss of $75,873, or $(0.00) per share (basic and diluted) for the three months ended December 31, 2019 as compared with a net loss of $75,016, or $(0.00) per share (basic and diluted) for the year ended September 30, 2018 (basic and diluted).

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

The Company imputed interest at the rate of 4% on the advances made to the Company by stockholders in the amount of $2,265 and $3,663 during the years ended September 30, 2019 and 2018, respectively.

As a result of the foregoing, we had a net loss of $370,747, or $(0.01) per share (basic and diluted) for the year ended September 30, 2019 as compared with net income of $419,660, or $0.01 per share (basic and diluted) for the year ended September 30, 2018.

Liquidity and Capital Resources

The following table sets forth information relating to our working capital at December 31, 2019 and September 30, 2019:

	December 30, 2019	September 30, 2019	Change
Current assets	$879,471	$1,069,464	$(189,993)
Current liabilities	$111,541	$195,792	$(84,251)
Working capital	$767,930	$873,672	$(105,742)

The following is a summary of the statements of cash flows for the three months ended December 31, 2019 and 2018 and the years ended September 30, 2019 and 2018:

	Three Months Ended December31,		Year Ended September 30,
	2019	2018	2019	2018
Cash provided by (used in) operating activities	$34,928	$174,329	$79,692	$(140,419)
Cash provided by investing activities	0	0	0	0
Cash provided by financing activities	(35,489)	(137,870)	(79,368)	104,757
Cash and cash equivalents end of period	911	37,607	1,472	1,148

Cash provided by operating activities for the three months ended December 31, 2019 reflected the net loss of $75,873 increased primarily by a decrease in inventory of $181,440 and a decreased by a decrease in deferred revenue of $78,536. Cash provided by operating activities for the three months ended December 31, 2018 reflected the net loss of $75,016, increased primarily by stock-based compensation of $151,694, decreased by deferred tax asset of $19,941, increased by a decrease of $86,600 in inventories and purchase deposit to vendor relating to inventory on order and a decrease of $30,000 in prepaid expenses.

cash provided by operating activities for the year ended September 30, 2019 reflected the net loss of $370,747, increased primarily by stock-based compensation of $300,089, deferred revenue of $116,000, reductions in inventories and purchase deposit of $86,000 and accounts payable and prepaid expenses of $10,712 and increased by a decrease in adjustment of income tax payable of $73,071 and income tax payable of $19,156. Cash used in operating activities for the year ended September 30, 2018 reflected our net income of $419,660 reduced primarily by an increase in inventories and purchase deposit to vendor of $665,600 and increased by an increase in income tax payable of $92,227, stock-based compensation of $7,411, accounts payable and accrued expenses of $6,712.

Cash used in financing activities of $35,489 for the three months ended December 31, 2019 reflected advances from related parties of $14,511 and repayment to related parties of $50,000. Cash used in financing activities of $137,870 for the three months ended December 31, 2018 reflected payments to related parties of $141,336 and advances from related parties of $3,466.

Cash used in financing activities reflects advances from elated parties of $106,969 less payments made to related parties of $186,337. Cash provided by financing activities for the year ended September 30, 2018 represented net advances from related parties of $104,757.

We had no cash flow from investing activities for the three months ended December 31, 2019 and 2018 or the years ended September 30, 2019 and 2018.

For the three months ended December 31, 2019 our non-cash investing and financing activities of $46,310 representing the increase in the right of use assets and lease liability of $46,310. There were no non-cash investing or financing activities in the three months ended December 31, 2018 or the year ended September 30, 2019 or 2018.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At December 31, 2019, we have minimal cash, had limited gross profit, and we incurred a loss from our operations for the three months ended December 31, 2019 and the year ended September 30, 2019. We can give no assurance as to our ability to generate revenue or operate profitably. If we cannot generate revenue from our products, we may not be able to continue in our business. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although we intend to seek to fund operations through increased sales of our products and equity financing arrangements. However, because of the lack of sales during the last three quarters of the year ended September 30, 2019, our loss for the three months ended December 31, 2019 and year ended September 30, 2019 and the absence of any active trading market for our common stock, our financial condition and our lack of an operating history, we may not be able to raise funds for capital expenditures, working capital and other cash requirements.

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

Inventories

Inventories consist primarily of finished goods. Inventories are valued at the lower of cost or net realizable value. We determine cost on the basis of first-in, first-out methods. We periodically review inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although we believe that the assumptions we use to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded for the three months ended December 31, 2019 and the years ended September 30, 2019 and 2018.

Net Income (Loss) Per Share of Common Stock

We adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the three months ended December 31, 2019 and 2018 and the years ended September 30, 2019 and 2018.

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

Stock-Based Compensation

We recognize compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee and non-employee stock-based awards, we calculate the fair value of the award on the date of grant using the option-pricing model for stock options and the quoted price of its common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience.

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

Revenue Recognition

We recognize revenue in accordance with Topic 606, which requires revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We apply the following five steps in order to determine the appropriate amount of revenue to be recognized as we fulfill our obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

We recognize revenue when products are delivered to customers in accordance with the written sales terms.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NA

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019, the end of the period covered by this transition report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2019, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2019, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting.

During the period ended December 31, 2019, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name and Principal Position	Period	Salary ($)	Bonus Awards ($)	Stock Awards ($)	Options/ Warrant Awards (1) ($)	Non-Equity Plan Compensation ($)	Nonqualified Deferred Earnings ($)	All Other Compensation ($)	Total ($)

Pao-Chi Chu (1),	2019	-	-	-	-	-	-	-	-
CEO, CFO and President	2018	-	-	-	-	-	-	-	-

__________

(1)	Information as to 2019 includes both the year ended September 30, 2019 and the three months ended December 31, 2019.

Employment Agreements

We have no employment agreements with Mr. Chu.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our officers.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards at December 31, 2019.

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

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of options, warrants or convertible securities) within 60 days of March 20, 2020. None of the named beneficial owners held any options, warrants or convertible securities at March 20, 2020.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Pao-Chi Chu 2F, No. 356, Dunhua S. Road, Da’an Dist Taipei City 106, Taiwan, ROC	30,000,000	62.8%

All officers and directors as a group (one individual)	30,000,000	62.8%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

At December 31, 2019 and September 30, 2019, the Company owed $26,279 and $61,768, respectively, to a stockholder who is not a 5% stockholder for non-interest-bearing advances made to or on behalf of the Company. During the three months ended December 31, 2019, the stockholder paid expenses and a security deposit of $14,511 on behalf of the Company, and the Company repaid $50,000 to the stockholder. During the year ended September 30, 2019, the Company repaid $41,871 to its chief executive officer, (b) the stockholder paid expenses of $86,969 on behalf of the Company, (c) the stockholder made a loan of $20,000 to the Company and (d) the Company repaid $144,466 to the stockholder.

We have imputed interest at the rate of 4% on the advances made to the Company by related parties. The imputed interest was $440 and $2,265 for the three months ended December 31, 2019 and the year ended September 30, 2019, respectively.

Director Independence

We have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Prager Metis, CPAs LLC and Malone Bailey, LLP, for the three months ended December 31, 2019 and years ended September 30, 2019 and 2018.

	Three Month Ended December 31,	Year Ended September 30,
	2019	2019	2018
Audit fees	$13,500	$25,500	$31,225
Audit-related fees	-	-	-
Tax fees	-	-	-
All other fees	-	-	-

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

Date: March 27, 2020

ACRO BIOMEDICAL CO., LTD.

By:	/s/ Pao-Chi Chu
Name:	Pao-Chi Chu
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pao-Chi Chu	Director, chief executive officer and	March 27, 2020
Pao-Chi Chu	chief financial officer (principal executive, financial and accounting officer)

ACRO BIOMEDICAL CO., LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Acro Biomedical Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Acro Biomedical Co., Ltd. ("the Company") as of December 31, 2019, September 30, 2019 and 2018, and the related statements of operations, changes in stockholders' equity and cash flows for the three months ended December 31, 2019 and for each of the two years in the period ended September 30, 2019 and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, September 30, 2019 and 2018, and the results of its operations and its cash flows for the three months ended December 31, 2019 and for each of the two years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had limited cash as of December 31, 2019, had limited gross profit and incurred a loss from its operations for the three months ended December 31, 2019 and for the year ended September 30, 2019. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hackensack, New Jersey

March 27, 2020

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

	December 31,	September 30,	September 30,
	2019	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$911	$1,472	$1,148
Inventories	878,560	1,060,000	1,146,600
Prepaid expenses	-	3,000	330,089
Security deposit	-	4,992	-
Total Current Assets	879,471	1,069,464	1,477,837

Operating lease right of use asset	48,425	-	-
Security deposit	4,230	-	4,992
TOTAL ASSETS	$932,126	$1,069,464	$1,482,829

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$23,834	$18,024	$7,312
Income tax payable	-	-	92,227
Deferred revenue	37,464	116,000	-
Due to related parties	26,279	61,768	141,136
Operating lease liabilities - current	23,964	-	-
Total Current Liabilities	111,541	195,792	240,675

Operating lease liabilities - noncurrent	22,346	-	-
TOTAL LIABILITIES	133,887	195,792	240,675

Stockholders' Equity
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 47,760,000 shares issued and outstanding	47,760	47,760	47,760
Additional paid-in capital	871,680	871,240	868,975
Related earnings (Accumulated deficit)	(121,201)	(45,328)	325,419
Total Stockholders’ Equity	798,239	873,672	1,242,154

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$932,126	$1,069,464	$1,482,829

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

	Three Months Ended		Year Ended
	December 31,		September 30,
	2019	2018	2019	2018
		(Unaudited)

Revenues	$193,536	$1,354,000	$1,354,000	$8,014,500
Cost of revenues	181,440	1,218,600	1,218,600	7,181,100
Gross profit	12,096	135,400	135,400	833,400

Operating expenses
Selling, general and administrative	87,529	229,635	576,953	317,850
Total operating expenses	87,529	229,635	576,953	317,850

Income (loss) from operations	(75,433)	(94,235)	(441,553)	515,550

Other expense
Interest expense - related party	(440)	(722)	(2,265)	(3,663)
Total other expenses	(440)	(722)	(2,265)	(3,663)

Income (loss) before income tax provision (credit)	(75,873)	(94,957)	(443,818)	511,887
Income taxes provision (credit)	-	(19,941)	(73,071)	92,227
Net income (loss)	$(75,873)	$(75,016)	$(370,747)	$419,660

Basic and dilutive income (loss) per share of common stock	$(0.00)	$(0.00)	$(0.01)	$0.01

Weighted average number of shares of common stock outstanding	47,760,000	47,760,000	47,760,000	47,661,235

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity

					Additional	Retained earnings
	Preferred Stock		Common Stock		Paid in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

Balance, September 30, 2017	-	$-	47,660,000	$47,660	$557,912	$(94,241)	$511,331

Stock issued for services	-	-	100,000	100	307,400	-	307,500
Imputed interest on related party loans	-	-	-	-	3,663	-	3,663
Net income	-	-	-	-	-	419,660	419,660

Balance, September 30, 2018	-	-	47,760,000	47,760	868,975	325,419	1,242,154

Stock issued for services	-	-		-		-	-
Imputed interest on related party loans	-	-	-	-	2,265	-	2,265
Net loss	-	-	-	-	-	(370,747)	(370,747)

Balance, September 30, 2019	-	$-	47,760,000	$47,760	$871,240	$(45,328)	$873,672

					Additional	Retained earnings
	Preferred Stock		Common Stock		Paid in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

Balance, September 30, 2018	-	$-	47,760,000	$47,760	$868,975	$325,419	$1,242,154

Imputed interest on related party loans	-	-	-	-	722	-	722
Net loss	-	-	-	-	-	(75,016)	(75,016)

Balance, December 31, 2018 (Unaudited)	-	$-	47,760,000	$47,760	$869,697	$250,403	$1,167,860

Balance, September 30, 2019	-	$-	47,760,000	$47,760	$871,240	$(45,328)	$873,672

Imputed interest on related party loans	-	-	-	-	440	-	440
Net loss	-	-	-	-	-	(75,873)	(75,873)

Balance, December 31, 2019	-	$-	47,760,000	$47,760	$871,680	$(121,201)	$798,239

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

	Three Months Ended		Year Ended
	December 31,		September 30,
	2019	2018	2019	2018
		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(75,873)	$(75,016)	$(370,747)	$419,660
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	-	151,694	300,089	7,411
Imputed interest - related parties	440	722	2,265	3,663
Adjustment of income tax payable	-	-	(73,071)	-
Deferred tax asset	-	(19,941)	-	-
Changes in operating assets and liabilities:
Inventories and purchase deposit to vendor	181,440	86,600	86,600	(665,600)
Prepaid expenses	885	30,000	27,000	500
Security deposit	762	-	-	(4,992)
Accounts payable and accrued expenses	5,810	270	10,712	6,712
Income tax payable	-	-	(19,156)	92,227
Deferred revenue	(78,536)	-	116,000	-
Net cash provided by (used in) operating activities	34,928	174,329	79,692	(140,419)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	14,511	3,466	106,969	105,257
Repayment to related parties	(50,000)	(141,336)	(186,337)	(500)
Net cash provided by (used in) financing activities	(35,489)	(137,870)	(79,368)	104,757

Net change in cash and cash equivalents	(561)	36,459	324	(35,662)
Cash and cash equivalent at beginning of period/year	1,472	1,148	1,148	36,810
Cash and cash equivalent at end of period/year	$911	$37,607	$1,472	$1,148

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$19,156	$-
Cash paid for interest	$-	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Increase in the right-of-use asset and lease liability	$46,310	$-	$-	$-

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

The Company has been engaged in the business of developing and marketing products that promote wellness and a healthy lifestyle since 2017. The Company’s initial business plan was to build a family waterpark in a state-of-the-art designed aquatic center in several locations throughout the Hawaiian Islands. The Company was not able to develop this business and it did not generate any revenues in this business. Following a change of control on January 30, 2017, the Company discontinued its efforts to develop aquatic centers and intends to conduct research and development on its own proprietary products based on cordyceps sinensis. Cordyceps is a fungus that is used in traditional Chinese medicine.

The Company’s first sale was made in September 2017. All of the Company’s sales to date have been sales of cordyceps related products and commencing in the three months ended September 30, 2018, metallothionein MT-3 elizer which is a protein that, in powder form, is used in health supplements. However, the Company does not have the funds for a development effort and can give no assurance that it will be able to develop any such products. All products sold as of the date of these financial statements were purchased from third parties.

On January 13, 2020, the sole director of the Company changed the fiscal year of the Company from the year ending September 30 to the calendar year, effective with the year ended December 31, 2019.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

In January 2020, the Company changed its fiscal year end from September 30 to December 31. Accordingly, these financial statements contain three-month transitional financial statements as of and for the period ended December 31, 2019 and will become calendar year financial statements thereafter. Any amounts shown as of and for the three months ended December 31, 2018 are unaudited.

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

Inventories

Inventories consist of finished goods. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of first-in, first-out methods. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although the Company believes that the assumptions it uses to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded for three months ended December 31, 2019 and for the years ended September 30, 2019 and 2018.

Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on balance sheet and disclose key information about the leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.

The new standard is effective for the Company on October 1, 2019, with early adoption permitted. The Company may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on October 1, 2019 and uses the effective date as the date of initial application. Consequently, financial information is not provided for the dates and periods before October 1, 2019. The new standard provides a number of optional expedients in transition. The Company elected the package of practical expedients which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The new standard has a material effect on our financial statements. The most significant effects are related to the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate operating leases.

We determine if an arrangement is an operating lease or financing lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common stock issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the three months ended December 31, 2019 and 2018, and for the years ended September 30, 2019 and 2018, respectively.

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

Stock-Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee and non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the option-pricing model for stock options and the quoted price of its common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

Deferred Revenue

The Company has entered into agreements for the delivery of products to customers. The Company receives cash in advance and records it as deferred revenue.

Deferred revenue at December 31, 2019 and September 30, 2019 and 2018, was $37,464, $116,000 and $0, respectively.

Recent Accounting Pronouncements

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of December 31, 2019, had limited gross profit and incurred a loss from operations for the three months ended December 31, 2019 and the year ended September 30, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company proposes to fund operations through sales of its products and equity financing arrangements. However, because of the lack of sales and the absence of any active trading market for its common stock, its financial condition and its lack of an operating history, the Company may not be able to raise funds for capital expenditures, working capital and other cash requirements. If the Company cannot generate revenue from its products, it may not be able to continue in its business.

NOTE 4 – PREPAID EXPENSE

At December 31, 2019, and September 30, 2019 and 2018, prepaid expenses totaled $0, $3,000 and $330,089, respectively. Prepaid expenses at September 30, 2019 consisted of public-company related fees. Prepaid expenses at September 30, 2018 consisted primarily of professional fees, including compensation for consulting services that were paid through the issuance of common stock which fees are being amortized over the life of the applicable agreements. As of September 30, 2019, the fees are fully amortized.

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

The reconciliation of income tax expense at the U.S. statutory rate of 21% in 2019 and the blended U.S. statutory rate of 24.5% in 2018, to the Company’s effective tax rate is as follows:

	December 31,		September 30,
	2019	2018	2019	2018
Income tax expense (benefit) at statutory rate	$(15,933)	$(19,941)	$(93,202)	$124,269
Income tax adjustment
Expense not deductible in current period	-	-	69,319	-
Imputed interest	92	-	476	-
Adjustment of prior year income tax	-	-	(73,071)	-
Change of valuation allowance	15,841	-	23,407	(32,042)
Income tax expense (benefit)	$-	$(19,941)	$(73,071)	$92,227

Net deferred tax assets consist of the following components as of:

	September 30,	September 30,	December 31,	December 31,
	2019	2018	2019	2018
Operating loss carry forward	$23,407	$32,042	$39,248	$19,941
Net operating losses utilized	-	(32,042)	-	-
Valuation allowance	(23,407)	-	(39,248)	-
Deferred tax asset	$-	$-	$-	$19,941

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, 100% valuation allowance on deferred tax assets was recorded on December 31, 2019 and September 30, 2019. As of December 31, 2019, the Company has approximately $186,900 net operating loss carryforwards available in the U.S. to reduce future taxable income which can be carryforward indefinitely.

NOTE 7 - RELATED PARTY TRANSACTIONS

At December 31, 2019 and September 30, 2019 and 2018, the Company owed $26,279, $61,768 and $99,265 to a stockholder who is not a 5% stockholder for non-interest-bearing advances made to or on behalf of the Company, respectively. These advances are due on demand.

During the three months ended December 31, 2019, the stockholder paid expenses and a security deposit of $14,511 on behalf of the Company, and the Company repaid $50,000 to the stockholder.

During the year ended September 30, 2019, (a) the Company repaid $41,871 to its chief executive officer, (b) the stockholder paid expenses and security deposit of $86,969 on behalf of the Company, (c) the stockholder made a loan of $20,000 to the Company and (d) the Company repaid $144,466 to the stockholder.

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

The Company has imputed interest at the rate of 4% on the advances made to the Company in the amount of $440, $722, $2,265 and $3,663 during the three months ended December 31, 2019 and 2018 and the years ended September 30, 2019 and 2018, respectively.

As of December 31, 2019 and September 30, 2019 and 2018, the Company had amounts due to related parties of $26,279, $61,768 and $141,136, respectively.

NOTE 8 – LEASES

On November 30, 2017, the Company entered into a lease agreement to rent a storage facility in Hong Kong for a two-year term at HK$19,500 (approximately $2,520) per month. The Company paid $4,992 (HK$39,000) as a security deposit. The lease agreement expired in November 2019 and the Company renewed the lease for one month.

On December 27, 2019, the Company entered into a new lease agreement to rent a storage facility in Hong Kong for a two-year term at HK$16,500 (approximately $2,115) per month. A stockholder paid HK$33,000 (approximately $4,230) as a security deposit and HK$16,500 (approximately $2,115) as prepaid rent on behalf of the Company.

For the year ended September 30, 2019 and 2018, the Company incurred rent expense of $30,240 and $25,165, respectively. For the three months ended December 31, 2019 and 2018, the Company incurred rent expense of $7,560 and $8,560, respectively.

The undiscounted future minimum lease payment schedule as follows:

As at December 31, 2019
2020	25,425
2021	22,828
Thereafter	-
Total	$48,253

NOTE 9– CONCENTRATION

Revenue

The following table sets forth our sales to customers during the three months ended December 31, 2019 and 2018 and the year ended September 30, 2019 and 2018.

	Three Months Ended				Year Ended
	December 31,				September 30,
	2019		2018		2019		2018
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Customer A	$-	-	$1,274,000	94%	$1,274,000	94%	$4,271,500	53%
Customer B	-	-	-	-	-	-	3,743,000	47%
Customer C	-	-	80,000	6%	80,000	6%	-	-
Customer D	193,536	100%	-	-	-	-	-	-
Total	$193,536	100%	$1,354,000	100%	$1,354,000	100%	$8,014,500	100%

Purchase

During the three months ended December 31, 2019, the Company did not make any purchases.

During the three months ended December 31, 2018, all purchases were made from one supplier.

During the year ended September 30, 2019, all purchases were made from one supplier.

During the year ended September 30, 2018, all purchases were derived from purchase orders with two suppliers, which represent 70% and 30%, of the Company’s purchases, respectively, which related to cordyceps products and metallothionein MT-3 elizer, respectively. These suppliers were different from the sole supplier for the year ended September 30, 2019, which was a supplier of cordyceps products.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and determined that no subsequent event requires recognition or disclosure to the financial statements.

