Form 10-Q
period 2020-03-31
ACRO BIOMEDICAL CO., LTD.
filed 2020-05-19
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,760,000 shares of common stock on May 14, 2020.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Forward Looking Statements,” “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our transition report on Form 10-K for the year ended December 31, 2019, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ITEM 1: FINANCIAL STATEMENTS

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$10,636	$911
Inventories	350,000	878,560
Purchase deposit for inventory	600,000	-
Prepaid expenses	12,000	-
Total Current Assets	972,636	879,471

Operating lease right of use asset	42,583	48,425
Security deposit	4,230	4,230
TOTAL ASSETS	$1,019,449	$932,126

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$15,072	$23,834
Deferred revenue	20,000	37,464
Due to related parties	62,018	26,279
Operating lease liabilities - current	26,359	23,964
Total Current Liabilities	123,449	111,541

Operating lease liabilities - noncurrent	16,204	22,346
TOTAL LIABILITIES	139,653	133,887

Stockholders' Equity
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 47,760,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	47,760	47,760
Additional paid-in capital	872,121	871,680
Accumulated deficit	(40,085)	(121,201)
Total Stockholders’ Equity	879,796	798,239

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,019,449	$932,126

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Revenues	$687,964	$-
Cost of revenues	528,560	-
Gross profit	159,404	-

Operating expenses
Selling, general and administrative	77,847	214,766
Total operating expenses	77,847	214,766

Income (loss) from operations	81,557	(214,766)

Other expense
Interest expense - related party	441	108
Total other expenses	441	108

Income (loss) before income tax credit	81,116	(214,874)
Income taxes credit	-	(45,124)
Net income (loss)	$81,116	$(169,750)

Basic and diluted income (loss) per share of common stock	$0.00	$(0.00)

Weighted average number of shares of common stock outstanding	47,760,000	47,760,000

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity

(Unaudited)

					Additional	Retained earnings	Total
	Preferred Stock		Common Stock		Paid in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2019	-	$-	47,760,000	$47,760	$871,680	$(121,201)	$798,239

Imputed interest on related party loans	-	-	-	-	441	-	441
Net income	-	-	-	-	-	81,116	81,116

Balance, March 31, 2020	-	$-	47,760,000	$47,760	$872,121	$(40,085)	$879,796

					Additional	Retained earnings	Total
	Preferred Stock		Common Stock		Paid in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2018	-	$-	47,760,000	$47,760	$869,697	$250,403	$1,167,860

Imputed interest on related party loans	-	-	-	-	108	-	108
Net loss	-	-	-	-	-	(169,750)	(169,750)

Balance, March 31, 2019	-	$-	47,760,000	$47,760	$869,805	$80,653	$998,218

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$81,116	$(169,750)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	-	148,395
Imputed interest - related parties	441	108
Deferred tax asset	-	(45,124)
Change of ROU asset and lease liabilities	2,095	-
Changes in operating assets and liabilities:
Inventories	528,560	-
Purchase deposit for inventory	(600,000)	-
Prepaid expenses	(12,000)	(9,000)
Accounts payable and accrued expenses	(8,762)	3,036
Deferred revenue	(17,464)	20,000
Net cash used in operating activities	(26,014)	(52,335)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	35,739	15,140
Net cash provided by financing activities	35,739	15,140

Net change in cash and cash equivalents	9,725	(37,195)
Cash and cash equivalent at beginning of period	911	37,607
Cash and cash equivalent at end of period	$10,636	$412

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Notes to Financial Statements

March 31, 2020

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Acro Biomedical Co., Ltd. (the “Company”) is a Nevada corporation incorporated on September 24, 2014 under the name Killer Waves Hawaii, Inc., which was changed to Acro Biomedical Co., Ltd. on January 30, 2017. The Company’s business is the sale of cordyceps related products and, to a significantly lesser extent, metallothionein MT-3 elizer, a protein that, in powder form, which is used in health supplements. Cordyceps is a fungus that is used in traditional Chinese medicine. The Company has not sold metallothionein MT-3 elizer since the quarter ended September 30, 2018, and its present inventory and the purchase deposit for inventory are for cordyceps related products. Although the Company intends to conduct research and development on its own proprietary products based on cordyceps sinensis, as of March 31, 2020, it has not commenced such activities, and it can provide no assurance that it will be able to conduct such activities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2019 have been omitted; these unaudited interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2019 included within the Company’s transition report on Form 10-K.

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

Inventories

Inventories consist primarily of finished goods. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of first-in, first-out methods. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although the Company believes that the assumptions it uses to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded for the three months ended March 31, 2020 and 2019.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the three months ended March 31, 2020 and 2019.

COVID – 19

Since our products are purchased by customers in Taiwan and Hong Kong who sold to their customers in the People’s Republic of China (the “PRC”), our business was impacted by the effects of the COVID-19 pandemic and the actions taken by the governments of the PRC, the Republic of China and Hong Kong. Since we had modest sales in the three months ended March 31, 2020 as well as the year ended December 31, 2019, with sales in only the last quarter of 2019, we cannot predict the effect of COVID-19 on our business. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company.

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of March 31, 2020 and did not generate cash from its operation for the three months ended March 31, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company proposes to fund operations through sales of its products and equity financing arrangements. However, the Company does not have any agreements or understanding with respect to any financing and, because of the lack of sales and the absence of any active trading market for its common stock, its financial condition and its lack of an operating history, the Company may not be able to raise funds for capital expenditures, working capital and other cash requirements. If the Company cannot generate revenue from its products, it may not be able to continue in its business.

NOTE 4 - RELATED PARTY TRANSACTIONS

At March 31, 2020 and December 31, 2019, the Company owed $62,018 and $26,279 to a stockholder who is not a 5% stockholder for non-interest-bearing advances made to or on behalf of the Company, respectively. These advances are due on demand.

During the three months ended March 31, 2020 and 2019, the stockholder paid expenses of $35,739 and $15,140, respectively on behalf of the Company.

The Company has imputed interest at the rate of 4% on the advances made to the Company in the amount of $441 and $108 during the three months ended March 31, 2020 and 2019, respectively.

NOTE 5 - LEASES

On December 27, 2019, the Company entered into a new lease agreement to rent a storage facility in Hong Kong for a two-year term at HK$16,500 (approximately $2,115) per month. A stockholder paid HK$33,000 (approximately $4,230) as a security deposit and HK$16,500 (approximately $2,115) as prepaid rent on behalf of the Company.

In accordance with ASC 842, the Company recognized operation lease ROU assets and lease liabilities as follows;

	March 31,	December 31,
	2020	2019
Operating lease ROU asset	$42,583	$48,425

	March 31,	December 31,
Operating lease liabilities	2020	2019
Current portion	$26,359	$23,964
Non-current portion	16,204	22,346
Total	$42,563	$46,310

Future minimum lease payments under operating leases at March 31, 2020 were as follows:

Remainder of 2020	$21,190
2021	22,787
Thereafter	-
Total	43,977
Less: Imputed interest	(1,414)
Operating lease liabilities	$42,563

The Company recognized total lease expense of approximately $6,285 and $7,560 for the three months ended March 31, 2020 and 2019, respectively, primarily related to operating rent lease costs paid to lessors.

NOTE 6 - CONCENTRATION

Revenue

During the three months ended March 31, 2020, all revenue was derived from one customer.

Purchases

During the three months ended March 31, 2020, we purchased inventory, which is reflected as a purchase deposit for inventory, from one supplier.

During the three months ended March 31, 2019, all purchases were derived from purchase contracts with one supplier.

All purchases and sales were for cordyceps related products.

NOTE 7 - INCOME TAX

The reconciliation of income tax expense (credit) at the statutory federal income tax rate of 21% to the Company’s effective income taxes is as follows:

	Three Months Ended
	March 31,
	2020	2019
Income tax expense (credit) at statutory rate	$17,034	$(45,124)
Income tax adjustment –
Imputed interest	93	-
Change of valuation allowance	(17,127)	-
Income tax credit	$-	$(45,124)

Net deferred tax assets consist of the following components:

	March 31,	December 31,
	2020	2019
Operating loss carry forward	$39,248	$39,248
Operating losses utilized	(17,127)	-
Valuation allowance	(22,121)	(39,248)
Deferred tax asset	$-	$-

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these unaudited financial statements and determined that no subsequent event requires recognition or disclosure to the unaudited financial statements.

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

Overview

Since January 30, 2017, following a change of control, we have been engaged in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. Our business to date has involved the purchase of products from three suppliers in the Republic of China and the sale of these products to three unrelated customers, one of which accounted for all of our sales in the quarters ended March 31, 2020 and December 31, 2019, which were our only sales in the year ended December 31, 2019. We did not have any sales during the first three quarters of the year ended December 31, 2019. We sell product in bulk to companies who may use our products as ingredients in their products or sell the products they purchase from us to their own customers.

All of our sales to date have been sales of cordyceps related products and, commencing in the quarter ended March 31, 2018, metallothionein MT-3 elizer. Cordyceps is a fungus that is used in traditional Chinese medicine. Cordyceps sinensis has been described as a medicine in old Chinese medical books and Tibetan medicine. It is a rare combination of a caterpillar and a fungus and found at altitudes above 4500m in Sikkim. The encoded protein in metallothionein MT-3 is a growth inhibitory factor, and reduced levels of the protein are observed in the brains of individuals with some metal-linked neurodegenerative disorders such as Alzheimer’s disease. We have not sold metallothionein MT-3 elizer since the quarter ended September 30, 2018, and our present inventory and the purchase deposit for inventory of $600,000 at March 31, 2020 are for cordyceps products. We cannot assure you that we will be able to sell metallothionein MT-3 elizer in the future. We may also seek to market other products which we see as complimentary to our present products; however, we have not entered into negotiations with respect to the distribution of other products and we cannot assure you that we will be able to market any other products.

All of our revenue for the quarter ended March 31, 2020 represents sales to one customer. We believe our failure to generate sales during three quarters of 2019 and a modest level of sales for the three months ended March 31, 2020 reflects a downturn in the market in the PRC for cordyseps products, and we cannot assure you that the market will improve. We also cannot assure you the political instability in Hong Kong will not affect our sales, since our customers in 2017 and 2018 were Hong Kong based customers who sold their products in the People’s Republic of China (the “PRC”) and none of these customers has made purchases from us since the quarter ended December 31, 2018.  The market may also be affected by the COVID-19 pandemic and steps taken by the governments to reduce the spread of the virus.

At present, we have no full-time employees. Our only employee is our chief executive officer who work for us on a part-time basis. We face significant risks in implementing our business plan including, but not limited to, our ability to raise the necessary financing either through the sale of debt or equity securities or through a loan facility, our ability to increase our customer base and supply chain, our ability to increase our gross margins, our ability to hire and retain qualified research and development, marketing and administrative personnel, our ability to develop products and to market in the United States and other western markets any products we may develop, our ability to comply with any government regulations relating to the manufacture, distribution and marketing any products we develop. We cannot assure you that we can or will develop any products or generate revenue or profits in the future.

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

We require funds for our operations. At March 31, 2020, we had $10,636 cash and cash equivalents, $350,000 of inventory of cordyceps products and a $600,000 purchase deposit for cordyceps products, which we received subsequent to March 31, 2020. Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales in the first nine months of 2019 followed by modest sales in the fourth quarter of 2019 and the first quarter of 2020, our reliance of sales primarily of one product, along with the absence of an active market for our stock and our market capitalization in relation to our financial performance, together with risk related to the COVID-19 pandemic, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution.

Effects of COVID-19

Since our products are purchased by customers in Hong Kong as one ingredient of a product to be sold to their customers, our business may be impacted by the effects of the COVID-19 pandemic and the actions taken by the governments of the PRC, Hong Kong and the Republic of China (“Taiwan”) as they effect manufacturers and their customers. Since we had modest sales in the three months ended March 31, 2020 as well as the year ended December 31, 2019, with sales in only the last quarter of 2019, we cannot predict the effect of COVID-19 on our business. A prolonged outbreak could have a material adverse impact on our financial results and business operations. Factors relating to COVID-19 which may affect us and the market for our products include, but are not limited to, the following.

•	The effect of COVID-19 on the ability of our customers and potential customers to manufacture products.

•	The financial health of our potential customers.

•	Since our customers use our products as an ingredient in their products, the inability of the customer to obtain other ingredients may affect their willingness or ability to purchase our product.

•	The ability of our customers to ship their products to China and the ability of their customers to distribute product to retail markets.

•

The willingness or ability of the ultimate purchasers in the PRC and any other countries to which our customers sell products to purchase products with our ingredients and their perception as to whether the products may have beneficial effects to them.

•	The extent to which any quarantine which may be imposed affects the willingness or ability of consumers to purchase products with our ingredients.

•	The perceived benefit, if any, to consumers of products with our ingredients.

•

The extent to which the purchase of products with our ingredients is a low priority item for a population whose disposable income may have decreased as a result of COVID-19 and the steps taken by governments to curb the spread of infection.

Results of Operations

Three Months Ended March 31, 2020 and 2019.

For the three months ended March 31, 2020, we had revenue of $687,964, representing sales of cordyceps products from one customer. Our cost of revenue was $528,560, and our gross profit was $159,404. Our gross margin was 16.1%. Operating expenses for the three months ended March 31, 2020 were $77,847, primarily expenses relating to our status as a public company and a storage facility expense. Our income before income tax was $81,116. We had no income tax expense because of our loss carryforward and our net income was $81,116, or $0.00 per share (basic and diluted).

We had no sales in the three months ended March 31, 2019. Our operating expenses for the period were $214,766, principally non-cash compensation to two consultants for marketing services ($148,395) and professional fees relating to our SEC filings. Our loss before income taxes was $214,874. We had an income tax credit of $45,124, and a net loss of $169,750, or $(0.00) per share (basic and diluted).

Because of our dependence on a few customers, our revenue in any quarter is dependent upon both the timing of orders from customers and the delivery of product from our supplier.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from December 31, 2019 to March 31, 2020:

	March 31, 2020	December 31, 2019	Change	% Change
Current assets	$972,636	$879,471	$93,165	10.6%
Current liabilities	$123,449	$111,541	$11,908	10.7%
Working capital	$849,187	$767,930	$81,257	10.6%

Our principal current asset is inventory, which was $350,000 at March 31, 2020 and $878,560 at December 31, 2019, and purchase deposit for inventory which was $600,000 at March 31, 2020. To the extent that we are not able to sell our inventory, our working capital will be materially impaired.

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Cash (used in) operating activities	$(26,014)	$(52,335)
Cash provided by financing activities	35,739	15,140
Cash and cash equivalents end of period	10,636	412

Cash used in operating activities of $26,014 for the three months ended March 31, 2020 reflected primarily our net income of $81,116 increased primarily by a reduction in inventory of $528,560, and decreased primarily by a $600,000 purchase deposit for inventory, a decrease in deferred revenue of $17,464 and an increase in prepaid expenses of $12,000.

Cash used by operating activities of $52,335 for the three months ended March 31,2019 reflected primarily our net loss of $169,750, increased primarily by stock-based compensation of $148,395 and an increase in deferred revenue of $20,000, and reduced by an increase in deferred tax asset of $45,124 and an increase in prepaid expenses of $9,000

We did not generate any cash from investing activities for the three months ended March 31, 2020 or 2019.

Our cash provided by financing activities of $35,739 and $15,140 represented advances from related parties for the three months ended March 31, 2020 and 2019, respectively.

Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of March 31, 2020 and did not generate cash from its operation for the three months ended March 31, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company proposes to fund operations through sales of its products and equity financing arrangements. However, we do not have any agreements or understanding with respect to any financing and, because of the lack of sales and the absence of any active trading market for its common stock, its financial condition and its lack of an operating history, the Company may not be able to raise funds for capital expenditures, working capital and other cash requirements. If the Company cannot generate revenue from its products, it may not be able to continue in its business.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person and who is our only employee who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of March 31, 2020, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our transition report on Form 10-K for the period ended December 31, 2019, management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only employee who serves as both chief executive officer and chief financial officer, who is our sole director and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

During the period ended March 31, 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACRO BIOMEDICAL CO., LTD.

Dated: May 19, 2020	By:	/s/ Pao-Chi Chu
Pao-Chi Chu
Chief Executive Officer and Chief Financial Officer

