Form 10-Q
period 2020-09-30
ACRO BIOMEDICAL CO., LTD.
filed 2020-11-17
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-55643

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,760,000 shares of common stock on November 13, 2020.

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

Item 1.FINANCIAL STATEMENTS

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$156	$911
Inventories	938,000	878,560
Purchase deposit for inventory	12,000	-
Prepaid expenses	4,000	-
Total Current Assets	954,156	879,471

Operating lease right of use asset	30,721	48,425
Security deposit	4,230	4,230
TOTAL ASSETS	$989,107	$932,126

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,072	$23,834
Deferred revenue	20,000	37,464
Due to related parties	187,970	26,279
Operating lease liabilities - current	26,847	23,964
Total Current Liabilities	239,889	111,541

Operating lease liabilities - noncurrent	3,734	22,346
TOTAL LIABILITIES	243,623	133,887

Stockholders' Equity
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 47,760,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	47,760	47,760
Additional paid-in capital	874,607	871,680
Accumulated deficit	(176,883)	(121,201)
Total Stockholders’ Equity	745,484	798,239

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$989,107	$932,126

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues	$-	$-	$687,964	$-
Cost of revenues	-	-	528,560	-
Gross profit	-	-	159,404	-

Operating expenses
Selling, general and administrative	71,541	64,460	212,159	347,318
Total operating expenses	71,541	64,460	212,159	347,318

Loss from operations	(71,541)	(64,460)	(52,755)	(347,318)

Other expense
Interest expense - related party	(1,558)	(826)	(2,927)	(1,543)
Total other expenses	(1,558)	(826)	(2,927)	(1,543)

Loss before income tax credit	(73,099)	(65,286)	(55,682)	(348,861)
Income taxes provision (credit)	-	9,871	-	(53,130)
Net Loss	$(73,099)	$(75,157)	$(55,682)	$(295,731)

Basic and dilutive loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares of common stock outstanding	47,760,000	47,760,000	47,760,000	47,760,000

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Nine Months Ended September 30, 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	-	$-	47,760,000	$47,760	$871,680	$(121,201)	$798,239
Imputed interest on related party loans	-	-	-	-	441	-	441
Net income	-	-	-	-	-	81,116	81,116
Balance, March 31, 2020	-	$-	47,760,000	$47,760	$872,121	$(40,085)	$879,796
Imputed interest on related party loans	-	-	-	-	928	-	928
Net loss	-	-	-	-	-	(63,699)	(63,699)
Balance, June 30, 2020	-	$-	47,760,000	$47,760	$873,049	$(103,784)	$817,025
Imputed interest on related party loans	-	-	-	-	1,558	-	1,558
Net loss	-	-	-	-	-	(73,099)	(73,099)
Balance, September 30, 2020	-	$-	47,760,000	$47,760	$874,607	$(176,883)	$745,484

  .

For the Nine Months Ended September 30, 2019

					Additional	Retained earnings	Total
	Preferred Stock		Common Stock		Paid in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2018	-	$-	47,760,000	$47,760	$869,697	$250,403	$1,167,860
Imputed interest on related party loans	-	-	-	-	108	-	108
Net loss	-	-	-	-	-	(169,750)	(169,750)
Balance, March 31, 2019	-	$-	47,760,000	$47,760	$869,805	$80,653	$998,218
Imputed interest on related party loans	-	-	-	-	609	-	609
Net loss	-	-	-	-	-	(50,824)	(50,824)
Balance, June 30, 2019	-	$-	47,760,000	$47,760	$870,414	$29,829	$948,003
Imputed interest on related party loans	-	-	-	-	826	-	826
Net loss	-	-	-	-	-	(75,157)	(75,157)
Balance, September 30, 2019	-	$-	47,760,000	$47,760	$871,240	$(45,328)	$873,672

The accompanying notes are an integral part of these unaudited financial statements

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,682)	$(295,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	148,395
Imputed interest - related parties	2,927	1,543
Deferred tax asset	-	19,941
Change of ROU and lease liabilities	1,975	-
Adjustment of income tax for payable	-	(73,071)
Changes in operating assets and liabilities:
Inventories	(59,440)	-
Purchase deposit for inventory	(12,000)	-
Prepaid expenses	(4,000)	(3,000)
Accounts payable and accrued expenses	(18,762)	10,442
Income tax payable	-	(19,156)
Deferred revenue	(17,464)	116,000
Net cash used in operating activities	(162,446)	(94,637)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	161,691	103,502
Repayment to related parties	-	(45,000)
Net cash provided by financing activities	161,691	58,502

Net change in cash and cash equivalents	(755)	(36,135)
Cash and cash equivalent at beginning of period	911	37,607
Cash and cash equivalent at end of period	$156	$1,472

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$19,156
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Notes to Financial Statements

September 30, 2020

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Acro Biomedical Co., Ltd. (the “Company”) is a Nevada corporation incorporated on September 24, 2014 under the name Killer Waves Hawaii, Inc., which was changed to Acro Biomedical Co., Ltd. on January 30, 2017. The Company’s business is the sale of cordyceps related products and, to a significantly lesser extent, metallothionein MT-3 elizer, a protein that in powder form is used in health supplements. Cordyceps is a fungus that is used in traditional Chinese medicine. The Company has not sold metallothionein MT-3 elizer since the quarter ended March 31, 2018, and its present inventory and the purchase deposit for inventory are for cordyceps related products. Although the Company plans to develop a marketing plan to market the product they purchases to its customers, primarily in Hong Kong, and to develop and supply products to customers as of September 30, 2020, the Company has not taken any action with respect to its marketing plans, and it can provide no assurance that it will be able to conduct such activities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2019 have been omitted; and these unaudited interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2019 included within the Company’s transition report on Form 10-K.

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

Inventories

Inventories consist of finished goods. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of first-in, first-out methods. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although the Company believes that the assumptions it uses to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded for the nine months ended September 30, 2020 and 2019.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the nine months ended September 30, 2020 and 2019.

COVID 19

Since our products are purchased by customers in Taiwan and Hong Kong who sold products to their customers in the People’s Republic of China (the “PRC”), our business was impacted by the effects of the COVID-19 pandemic and the actions taken by the governments of the PRC, the Republic of China and Hong Kong. Since we had no sales in the three months ended September 30, 2020 or the three and nine months ended September 30, 2019 and modest sales in the nine months ended September 30, 2020 (all of which were generated in the three months ended March 31, 2020), as well as sales only in the last quarter of 2019 during the year ended December 31, 2019, we cannot predict the effect of COVID-19 on our business. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company. The Company believes that the COVID19 pandemic and the government results significantly contributed to its lack of significant sales in the nine months ended September 30, 2020 and the lack of any sales in the three months ended September 30, 2020.

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of September 30, 2020 and did not generate cash from its operation for the nine months ended September 30, 2020 and has no sales in the three months ended September 30, 2020 and, during the year ended December 31, 2019, only had sales in the fourth quarter. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company proposes to fund operations through sales of its products and equity financing arrangements. The Company plans to introduce a marketing effort to market its products, however, it cannot give any assurance as to its ability to implement a marketing program or to generate revenue, positive cash flow or net income from these efforts. Further, the Company did not have any sales during the three months ended September 30, 2020, does not have any agreements or understanding with respect to any financing and, because of the lack of sales and the absence of any active trading market for its common stock, its financial condition and its lack of an operating history, the Company may not be able to raise funds for capital expenditures, working capital and other cash requirements or to implement its business plan. The Company’s ability to implement its marketing plan may also be affected by the COVID-19 pandemic and actions taken by governments to address the pandemic as well as political events and legislation in Hong Kong. If the Company cannot generate revenue from its products, it may not be able to continue in its business.

NOTE 4 - RELATED PARTY TRANSACTIONS

At September 30, 2020 and December 31, 2019, the Company owed $187,970 and $26,279 to a stockholder who is not a 5% stockholder for non-interest-bearing advances made to or on behalf of the Company, respectively. These advances are due on demand.

During the nine months ended September 30, 2020 and 2019, the stockholder paid expenses of $161,691 and $103,502 on behalf of the Company and the Company repaid $0 and $45,000 to the stockholder, respectively.

The Company has imputed interest at the rate of 4% on the advances made to the Company in the amount of $2,927 and $1,543 during the nine months ended September 30, 2020 and 2019, and $1,558 and $826 during the three months ended September 30, 2020 and 2019, respectively.

NOTE 5 - LEASES

On December 27, 2019, the Company entered into a new lease agreement to rent a storage facility in Hong Kong for a two-year term at HK$16,500 (approximately $2,115) per month. A stockholder paid HK$33,000 (approximately $4,230) as a security deposit and HK$16,500 (approximately $2,115) as prepaid rent on behalf of the Company.

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities as follows:

	September 30,	December 31,
	2020	2019
Operating lease ROU asset	$30,721	$48,425

	September 30,	December 31,
	2020	2019
Operating lease liabilities
Current portion	$26,847	$23,964
Non-current portion	3,734	22,346
Total	$30,581	$46,310

Future minimum lease payments under operating leases at September 30, 2020 were as follows:

Remainder of 2020	$8,500
2021	22,787
Thereafter	-
Total	31,287
Less Imputed interest	(706)
Operating lease liabilities	30,581

The Company recognized total lease expense of approximately $18,856 and $23,680 for the nine months ended September 30, 2020 and 2019, respectively, primarily related to operating rent lease costs paid to lessors.

NOTE 6 - CONCENTRATION

Revenue

During the nine months ended September 30, 2020, all revenue was derived from one customer.

Purchases

During the nine months ended September 30, 2020, we purchased inventory from one supplier.

We did not purchase any inventory during the three and nine months ended September 30, 2019 and three months ended September 30, 2020. During the three months ended June 30, 2020, we received delivery of inventory which had been purchased during the three months ended March 31, 2020.

NOTE 7 - INCOME TAX

The reconciliation of income tax credit at the statutory federal income tax rate of 21% to the Company’s effective income taxes is as follows:

	Nine Months Ended
	September 30,
	2020	2019
Income tax credit at statutory rate	$(11,693)	$(73,261)
Income tax adjustment
Expense not deductible in current period	-	69,319
Imputed interest	615	476
Adjustment of prior year income tax	-	(73,071)
Change of valuation allowance	11,078	23,407
Income tax credit	$-	$(53,130)

Net deferred tax assets consist of the following components:

	September 30,	December 31,
	2020	2019
Operating loss carry forward	$50,326	$39,248
Valuation allowance	(50,326)	(39,248)
Deferred tax asset	$-	$-

NOTE 8 – EQUITY

2020 Long-Term Incentive Plan

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

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of the issuance of these unaudited financial statements and determined that no subsequent event requires recognition or disclosure to the unaudited financial statements.

.Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.”

Overview

Since January 30, 2017, following a change of control, we have been engaged in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. Our business to date has involved the purchase of products from three suppliers in the Republic of China and the sale of these products to three unrelated customers, one of which accounted for all of our sales in the quarters ended March 31, 2020 and December 31, 2019, which were our only sales in the nine months ended September 30, 2020 and year ended December 31, 2019. We did not have any sales during the three months ended September 30, 2020, the three months ended June 30, 2020 or first three quarters of the year ended December 31, 2019. We sell product in bulk to companies who may use our products as ingredients in their products or sell the products they purchase from us to their own customers.

All of our sales to date have been sales of cordyceps related products and, in the quarter ended March 31, 2018, metallothionein MT-3 elizer. Cordyceps is a fungus that is used in traditional Chinese medicine. Cordyceps sinensis has been described as a medicine in old Chinese medical books and Tibetan medicine. It is a rare combination of a caterpillar and a fungus and found at altitudes above 4500m in Sikkim. Our present inventory and inventory deposit are for cordyseps products. The encoded protein in metallothionein MT-3 is a growth inhibitory factor, and reduced levels of the protein are observed in the brains of individuals with some metal-linked neurodegenerative disorders such as Alzheimer’s disease. We have not sold metallothionein MT-3 elizer since the quarter ended March 31, 2018, and we do not have any orders for metallothionein MT-3 elizer. We cannot assure you that we will be able to sell metallothionein MT-3 elizer in the future. We may also seek to market other products which we see as complimentary to our present products; however, we have not entered into negotiations with respect to the distribution of other products and we cannot assure you that we will be able to market any other products.

All of our revenue for the nine months ended September 30, 2020 represents sales to one customer, all of which were made during the three months ended March 31, 2020. There were no sales during the three months ended June 30, 2020 or the three months ended September 30, 2020. We believe that our failure to sell products in the six months ended September 30, 2020 resulted substantially from the COVID – 19 pandemic and actions taken by governments to address the pandemic. We believe our failure to generate sales reflects a downturn in the market in the PRC for cordyseps products as well as the political conditions in Hong Kong, and we cannot assure you that the market will improve. We also cannot assure you the political instability in Hong Kong will not affect our sales, since our customers in 2017 and 2018 were Hong Kong based customers who sold their products in the People’s Republic of China (the “PRC”) and none of these customers has made purchases from us since the quarter ended December 31, 2018. We cannot assure you that these factors will not affect our ability to generate revenues in the future and, to the extent that any of these factors affects our ability to generate revenue, we may not be able to continue in business.

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

We require funds for our operations. At September 30, 2020, we had $156 cash and cash equivalents, $938,000 of inventory of cordyceps products and a $12,000 purchase deposit for cordyceps products inventory. Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales in the six months ended September 30, 2020 or first nine months of 2019 and only modest sales in the fourth quarter of 2019 and the first quarter of 2020, our reliance of sales primarily of one product, along with the absence of an active market for our stock and our market capitalization in relation to our financial performance, together with risks related to the COVID-19 pandemic and the political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution.If we cannot raise necessary funds, we may be unable to implement our business plan.

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

Effects of COVID-19

Since our products are purchased by customers in Hong Kong either as one ingredient of a product to be sold to their customers or to be resold to their customers, our business has been and may continue to be impacted by the effects of the COVID-19 pandemic and the actions taken by the governments of the PRC, Hong Kong and the Republic of China (“Taiwan”) as they effect manufacturers and their customers. Since we had modest sales in the three months ended March 31, 2020 as well as the year ended December 31, 2019, with sales in only the last quarter of 2019, we cannot predict the effect of COVID-19 on our business. A prolonged outbreak could have a material adverse impact on our financial results and business operations. Factors relating to COVID-19 which significantly contributed to our lack of revenue in the three months ended September 30, 2020, may affect us and the market for our products include, but are not limited to, the following.

•	The effect of COVID-19 on the ability of our customers and potential customers to manufacture products.

•	The financial health of our potential customers.

•	Since our customers may use our products as an ingredient in their products, the inability of the customer to obtain other ingredients may affect their willingness or ability to purchase our product.

•	The ability of our customers to ship their products to China and the ability of their customers to distribute product to retail markets.

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

Results of Operations

Three and Nine Months Ended September 30, 2020 and 2019.

For the three months ended September 30, 2020, we had no revenue, operating expenses of $71,541, primarily professional fees relating to our status as a public company, interest expense to a related party of $1,558 and a net loss of $73,099, or $(0.00) per share (basic and diluted).

For the three months-ended September 30, 2019, we had no revenues, operating expenses of $64,460, primarily professional fees related to our status as a public company, interest expense to a related party of $826, a loss before income taxes of $65,286, an income tax provision of $9,871, and a net loss of $75,157 or $(0.00) per share (basic and diluted).

For the nine months ended September 30, 2020, we had revenue of $687,964, representing sales of cordyceps products from one customer during the first quarter of the year. Our cost of revenue was $528,560, our gross profit was $159,404, and our gross margin was 23.17%. Our operating expenses were $212,159, primarily professional fees relating to our status as a public company, our interest expense to a related party was $2,927 and we had a net loss of $55,682, or $(0.00) per share (basic and diluted).

For the nine months ended September 30, 2019 we had no revenue, operating expenses of $347,318, consisting of stock-based compensation to consultants of $148,395, and other general and administrative expenses of $198,923, primarily professional fees relating to our status as a public company, interest expense to a related party of $1,543, a loss before income tax credit of $348,861, an income tax credit of $53,130, and a net loss of $295,731, or $(0.01) per share (basic and diluted).

Because of our dependence on a few customers, one of which accounted for all of our sales since January 1, 2019, our revenue in any quarter is dependent upon both the timing of orders from customers and the delivery of products from our suppliers.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from December 31, 2019 to September 30, 2020:

	September 30, 2020	December 31, 2019	Change	% Change
Current assets	$954,156	$879,471	$74,685	8.5%
Current liabilities	$239,889	$111,541	$128,348	115.1%
Working capital	$714,267	$767,930	$(53,663)	(7.0)%

Our principal current asset is inventory, which was $938,000 at September 30, 2020 and $878,560 at December 31, 2019. To the extent that we are not able to sell our inventory, our working capital will be materially impaired.

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine months Ended September 30,
	2020	2019
Cash (used in) operating activities	$(162,446)	$(94,637)
Cash provided by financing activities	161,691	58,502
Cash and cash equivalents end of period	156	1,472

Cash used in operating activities of $162,446 for the nine months ended September 30, 2020 reflected primarily our net loss of $55,682 decreased primarily by an increase in inventory of $59,440 and a purchase deposit for inventory of $12,000, a decrease in accounts payable and accrued expenses of $18,762, and a decrease of deferred revenue of $17,464.

Cash used in operating activities of $94,637 for the nine months ended September 30, 2019 reflected primarily our net loss of $295,731, decreased primarily by stock-based compensation of $148,395, and a deferred tax asset of $19,941, and increased by an increase in deferred revenue of $116,000, adjustment in income tax payable $73,071 and income tax payable of $19,156.

Cash used in financing activities of $161,691 for the nine months ended September 30, 2020 represented advances from related parties. Cash used in financing activities of $58,502 for the nine months ended September 30, 2019 represented advances from related parties of $103,502 less repayment to related parties of $45,000.

Going Concern

The accompanying unaudited financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We had minimal cash as of September 30, 2020 and did not generate cash from its operation for the nine months ended September 30, 2020 and we had no sales in the six months ended September 30, 2020 and minimal sales in the three months ended March 31, 2020 and, during the year ended December 31, 2019, we only had sales in the fourth quarter. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We propose to fund operations through sales of its products and equity financing arrangements. We plan to introduce a marketing effort to market our products, however, we cannot give any assurance as to our ability to implement a marketing program or to generate revenue or net income from these efforts. Further, we did not have any sales during the six months ended September 30, 2020, do not have any agreements or understanding with respect to any financing and, because of the lack of sales and the absence of any active trading market for our common stock, our financial condition and our lack of an operating history, we may not be able to raise funds for capital expenditures, working capital and other cash requirements. Our ability to implement our proposed marketing plan may also be affected by the COVID-19 pandemic and actions taken by governments to address the pandemic as well as political events and legislation in Hong Kong. If we cannot generate revenue from our products, we may not be able to continue in its business.

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

Item 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person and who is our only employee who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of September 30, 2020, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended September 30, 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5: OTHER INFORMATION

On September 8, 2020, the Company filed a registration statement under section 12(g) of the Securities Exchange Act of 1934, which automatically became effective on November 9, 2020. As a result, the Company is subject to the reporting requirements of the Securities Exchange Act.

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

ACRO BIOMEDICAL CO., LTD.

Dated: November 17, 2020	By:	/s/ Pao-Chi Chu
Pao-Chi Chu
Chief Executive Officer and Chief
Financial Officer

