Form 10-K
period 2020-12-31
ACRO BIOMEDICAL CO., LTD.
filed 2021-04-02
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $44,400,000.

As of March 29, 2021, the registrant had 47,760,000 shares of common stock outstanding.

As used in this report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refers to Acro Biomedical Co., Ltd., unless the context indicates otherwise.

On January 13, 2020, we changed our fiscal year from the year ending September 30 to the calendar year, effective with the year ended December 31, 2019. As a result of the change in our fiscal year, we are including in this Form 10-K the financial statements for the years ended December 31, 2020 and 2019 and the three months ended December 31, 2019 and 2018.

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

•	Our ability to develop and market nutritional products based on cordyceps sinensis and related products and metallothionein MT-3 elizer;

•	The extent to which there is a market for products such as our proposed products in the United States, and our ability to address any market which may develop;

•	Our ability to obtain the significant funding that we expect to require to develop and implement our proposed business plan;

•	Our ability to generate revenue from the sale of our products;

•	Our ability to develop, establish and maintain an effective marketing and distribution program for our products;

•

The effect of the COVID-19 pandemic on the market for our products, which has contributed to our failure to generate any sales in the last nine months of 2020, the ability of manufacturers to produce the raw materials for products, the ability of any suppliers of products to supply us products on commercially reasonable terms and the ability of our customers to continue in business and sell our products and the willingness of consumers to purchase products which include ingredients that we sell;

•	Our ability to generate a gross profit sufficient to cover our operating expenses;

•

Our ability to develop a customer base so that we are not dependent upon a small number of customers for all of our revenues, one of which accounted for all of our sales from October 1, 2019 through December 31, 2020, all of which were generated during the fourth quarter of 2019 and the first quarter of 2020;

•	Our ability to obtain products from suppliers on reasonable terms and in a timely manner;

•	Our ability to obtain the necessary financing for us to develop and market our products;

•	Our ability to obtain any necessary regulatory approval necessary for us to market and sell our products and to comply with applicable regulatory requirements;

•	Our ability to identify, hire and retain qualified executive, administrative, research and development, marketing and other personnel;

•

To the extent that we manufacture products, our ability to establish and maintain manufacturing facilities that comply with all applicable government regulations for any products which we may develop or manufacture;

•	Our ability to develop and maintain third-party manufacturing facilities for our product;

•	Our ability to comply with applicable government regulations relating to our product in any market in which we seek to market our product;

•	The ability and willingness of any third-party manufacturer that we engage to meet our and our customers quality standards and delivery requirement;

•	Our ability to establish effective marketing and distribution arrangements;

•	Our ability and the ability of our suppliers to comply with government regulations relating to the manufacture, sale and marketing of our products;

•	Our ability to successfully develop a marketable product and market the product to a larger customer base that at present;

•	Any liability we may sustain as a result of adverse effects resulting from the use of the products we sell including any product recalls;

•	Any liability we may sustain as a result of impurities or other problems relating to products we sell;

•	Our ability to protect any intellectual property we may develop;

•	The effects on our reputation or financial condition of any product recall, whether required or voluntary;

•	The effects of fluctuation of our sales on our operating results and on our ability to order products to meet the changing needs of the market;

•	The effects of any litigation which may arise concerning the use of our products;

•	The costs associated with defending and resolving potential legal claims, even if such claims are without merit;

•	The effects on our financial condition, operating results and reputation of any adverse reactions which users of our products may sustain;

•	Any liability we may sustain as a result of any impurities in any products we may sell;

•	The development of a market for our common stock;

•	If a market in our common stock develops, actions by third parties to either sell or purchase our common stock in quantities that would have a significant effect on our stock price;

•	Risks generally associated with products that are considered nutritional supplements;

•	Current and future economic and political conditions;

•	The impact of changes in accounting rules on our financial statements;

•	Other assumptions described in this report; and

•	Other matters that are not within our control.

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

The forward-looking statements in this registration statement speak only as of the date of this annual report and you should not to place undue reliance on any forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this annual report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under in this annual report, including those described under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other reports and documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

Item 1. Business

Since January 30, 2017, following a change of control, we have been engaged in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. Our business to date has involved the purchase of products from three suppliers in the Republic of China. We sell product in bulk to companies who may use our products as ingredients in their products or sell the products they purchase from us to their own customers. All of our sales for the years ended December 31, 2020 and 2019 were made to one customer, and all of these sales were made in the first quarter of 2020 and the fourth quarter of 2019.

All of our sales to date have been sales of cordyceps related products and, in the quarter ended June 30, 2018, we sold metallothionein MT-3 elizer. Cordyceps is a fungus that is used in traditional Chinese medicine. Cordyceps sinensis has been described as a medicine in old Chinese medical books and Tibetan medicine. It is a rare combination of a caterpillar and a fungus and found at altitudes above 4500m in Sikkim. Metallothionein MT-3 elizer is a protein that, in powder form, is used in health supplements. The encoded protein in metallothionein MT-3 is considered a growth inhibitory factor, and reduced levels of the protein are observed in the brains of individuals with some metal-linked neurodegenerative disorders such as Alzheimer’s disease. We do not make any claims as to the potential benefits of any of our products. We have not sold metallothionein MT-3 elizer since the quarter ended June 30, 2018, and we do not have any orders for metallothionein MT-3 elizer. We cannot assure you that we will be able to sell metallothionein MT-3 elizer in the future. Our inventory at December 31, 2020 is for cordyceps products. We may also seek to market other products which we see as complimentary to our present products; however, we have not entered into negotiations with respect to the distribution of other products and we cannot assure you that we will be able to market any other products.

We believe that our failure to sell products during the last nine months of 2020 resulted substantially from the COVID – 19 pandemic and actions taken by governments to address the pandemic. We believe our failure to generate sales reflects a downturn in the market in the People’s Republic of China (“PRC”) for cordyseps products, and we cannot assure you that the market will improve. We also cannot assure you the political instability in Hong Kong will not affect our sales, since our customers in 2017 and 2018 were Hong Kong-based customers who sold their products in the PRC, and none of these customers has made purchases from us since the quarter ended December 31, 2018. We cannot assure you that these factors will not affect our ability to generate revenues in the future and, to the extent that any of these factors affects our ability to generate revenue, we may not be able to continue in business.

During the year ended September 30, 2019, we sold Cordycepin and cordyceps powder to two customers, who accounted for 94% and 6% of our revenue. We did not sell any metallothionein MT-3 elizer products. All sales during the year ended December 30, 2020 were made in the first quarter of the year, and we did not have any sales during the second, third or fourth quarter of the year. In January 2020, we changed our fiscal year from the year ended September 30 to the calendar year. During the quarter and the year ended December 31, 2019, we generated modest sales which is from sale to one customer who was not a customer during prior periods. All of our revenue for the year ended December 31, 2020 represents sales to this same customer. We purchased all of our Cordycepin and cordyceps powder from one supplier for the year ended December 30, 2019 and a difference supplier for the year ended December 31, 2020. Our sales are sales of our product in bulk to companies who may use our products as ingredients in their products or sell the products they purchased from us to their own customers. We have not sold metallothionein MT-3 elizer since the quarter ended June 30, 2018.

Implications of Being an Emerging Growth Company

As a company with less than US$1.07 billion in revenue for the last fiscal year, we qualify as an “emerging growth company” pursuant to the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include exemption from the auditor attestation requirement under Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, in the assessment of the emerging growth company’s internal control over financial reporting. The JOBS Act also provides that an emerging growth company does not need to comply with any new or revised financial accounting standards until such date that a private company is otherwise required to comply with such new or revised accounting standards.

We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the completion of our initial public offering. Since we completed our initial public offering in 2016, we will cease to be an emerging growth company after December 31, 2021.  However, as long as we remain a smaller reporting company, we will be able to take advantage of most of the reduced reporting requirements.  We will continue to qualify as a “smaller reporting company” for so long as we have either (i) a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of our most recently completed second fiscal quarter or (ii) annual revenues of less than $100 million and a public float of less than $700 million.

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

Proposed Business

To date, all of our sales were made by our chief executive officer, who is our only employee. We plan to develop a marketing program pursuant to which we will seek to:

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

Initially, we intend to focus on marketing our products to companies in the Hong Kong and Republic of China markets. To date all of our sales have been sales of products which we purchased from our suppliers. In order to market products which would be based our or our customer’s specifications, we would need to provide our potential customers with evidence that we have the capacity to develop and manufacture the products that meet both the customer’s quality specifications and delivery requirements and comply with all government requirements. Since we anticipate that the products we sell will be marketed as over the counter health supplements, both the manufacturing facility, the product and the marketing materials may have to comply with all applicable government regulations in the country in which the products are sold.

We do not presently have any manufacturing operations. To the extent that we obtain purchase orders for products, we would need to negotiate an agreement with a qualified manufacturer acceptable to the customer that can deliver the products in accordance with the customer’s specifications, including any required product warranties, and all applicable government regulations and at the customer’s cost set forth in the purchase order. We cannot assure you that we will be able to generate any orders for products until and unless we have shown the ability to produce and deliver products of the type that the customer.

At present, we do not have any products that can be sold at retail. We may seek to develop our own proprietary products or we may have a supplier provide us with their products on a private label basis or we may sell a manufacturer’s brand. We cannot assure you that we can develop products, obtain products on a private-label basis or sell any products at retail. To the extent that we are selling products to consumers, whether directly through the Internet, or through retail outlets, we will need to comply with all applicable government regulations in each country in which we sell the products. In this connection, we are considering marketing products in the United States.  We presently intend to sell our products in the United States through distributors who sell other non-prescription products and who will be responsible for compliance with the applicable regulations of the United States Food and Drug Administration (the “FDA”).  We also plan to market our products using the internet through a website that we plan to set up.  As of the date of this annual report, we do not have any distribution agreements and we have not established a website.  We cannot assure you that we will be successful in establishing any marketing program or establishing  a website in the United States.

We anticipate that for any products we sell pursuant to an agreement with our customer we will incur liability in the event that the product does not comply with the customer’s specifications or in the event of any product recall. We intend to provide in our agreement with the customer that the customer will be responsible for compliance with all laws applicable to the marketing, sale and labeling of the product. If we sell any products at retail, whether through the Internet or through retail outlets, it will be our responsibility to comply with all government regulations relation to manufacture, marketing, sale and labeling of the products. We will also incur liability in the event of any product recall. The cost of any liability which we may incur may be significant and, if we are found to be liable for any product noncompliance or product recall, we may not be able to continue in business.

Our business plan is in the preliminary stages, and we will require significant funding to implement our business plan, with no assurance that we can or will be successful in developing and implementing our business plan. If we are not able to implement our business plan, our business may be materially impaired.

Source of Supply

During the year ended December 31, 2020, we purchased inventory of Cordycepin and cordyceps powder, from one supplier, Aublog Inc., a Taiwan-based company. In the year ended December 31, 2019, we purchased all of our Cordycepin and cordyceps powder from Biospring, Inc., another supplier which is also a Taiwan-based company. We do not have any long-term supply contracts with any supplier, as a result of which our suppliers have no obligation to sell products to us.

Our inventory of $938,000 at December 31, 2020 and our inventory of $878,560 at December 31, 2019 consisted of Cordycepin and cordyceps powder. To the extent that we are not able to sell our inventory, our working capital and financial condition will be materially impaired.

We do not plan to establish manufacturing facilities. We have engaged in initial discussions with potential contract manufacturers in the Republic of China (“Taiwan”) but, as of the date of this annual report, we do not have a formal or informal understanding with any contract manufacturer. If we are able to negotiate acceptable terms for a contract manufacturer to manufacture our products, we would source the raw materials and have the raw materials shipped to the manufacturer who would them customize the product to meet our or our customer’s specifications. However, any product that we may sell may bear the brand names of the manufacturer rather than our brand name. If we are not able to negotiate an agreement with a contract manufacturer, we may buy finished products from a manufacturer, which we anticipate would have the manufacturer’s brand names. Even if we engage a contract manufacturer, we may still buy a manufacturer’s brand products either from our contract manufacturer or another supplier. Our ability to negotiation a contract with a supplier may be affected by both the modest level of sales for the year as well as our lack of substantial sales. We cannot assure you that we will be able to develop the necessary relationships with suppliers or contract manufacturers on reasonable terms. Our inability to enter into an agreement with a contract manufacturer may materially impair our ability to implement our business plan.

We do not have any arrangement with any supplier to provide us with product for us to sell nor do we have arrangement with suppliers to manufacture products in accordance with specification from potential customers.

Marketing and Sales

All of our marketing and sales activities to date have been conducted by our chief executive officer, Pao-Chi Chu, who is our only employee and who provides his services on a part-time basis. All sales to date were made by our chief executive officer. We intend to implement a marketing program as described under Item 1. Business – Proposed Business

We only had one customer, King Life Biotech Co., LTD, a Taiwan-based company, for the years ended December 31, 2020 and 2019, which was not a customer in prior years. We do not have any long-term contracts with any customer. We ship products pursuant to purchase orders placed by the customers.

Effects of COVID-19

Since our products are purchased by customers in Taiwan and Hong Kong either as one ingredient of a product to be sold to their customers in China or for resale to their customers, our business may be impacted by the effects of the COVID-19 pandemic as it effects manufacturers in Taiwan and Hong Kong and their customers in China. We believe that our failure to generate sales in the second, third and fourth quarters of 2020 significantly resulted from the effects of the COVID-19 pandemic and these factors may continue to affect our ability to sell our products. Factors relating to the COVID-19 pandemic which may affect the market for our products include, but are not limited to, the following.

•	The effect of COVID-19 on the ability of our customers and potential customers to manufacture products;

•	The financial health of our potential customers;

•	Since our customers may use our products as an ingredient in their products, the ability of the customer to obtain other ingredients may affect their willingness or ability to purchase our product.

•	The ability of our customers to ship their products to China and the ability of their customers to distribute product to retail markets;

•	The willingness or ability of the ultimate purchaser in China to purchase products with our ingredients and their perception as to whether the products may have beneficial effects to them;

•	The extent to which quarantine affects the willingness or ability of consumers to purchase products with our ingredients;

•	The perceived benefit, if any, to consumers of products with our ingredients;

•

If we seek to market our product in the United States, our ability or the ability of our distributors to comply with, and the effects of, all applicable laws and regulations adopted to address the pandemic in the United States;

•

The extent to which the purchase or products with our ingredients is a low priority item for a population whose disposable income may have decreased as a result of COVID-19 and the steps taken by the Chinese government to curb the spread of infection.

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

If we engage in business in the United States, we will be subject to a variety of other regulations, including those relating to health, safety, bioterrorism, environmental, cybersecurity, taxes, labor and employment, import and export, and environmental. These regulations may require significant financial and operational resources to ensure compliance, and we cannot assure you we will able to be in compliance.

We do not presently sell products for retail sale to consumers although we may, to the extent that we implement our proposed business plan, develop products which are designed and packaged for consumer use. Our customers presently purchase our products in bulk and may use our products as ingredients in their products. Countries into which our products are sold have regulations relating to the marketing, labeling and claims for dietary supplements. Since we do not presently sell products in form for use by consumers, our customers must comply with applicable government regulations. Our present and recent former customers are located in Taiwan or Hong Kong, which have laws concerning the ingredients in products sold for consumption, including the purity of the ingredients. If products which include our products as ingredients are sold in Hong Kong or any other country, the products may be subject to the food and supplement regulations of the country. We do not make any of the products we sell. To the extent a claim arises either as a result of the use by a consumer of products which contain our ingredients or a government agency raises questions about the purity of ingredients purchased from us, we may incur liability for any adverse reactions to the products purchased by consumers or failures of our products to conform to the stated purity of our products and we cannot assure you that we will be able to claim over against our supplier. If we sell products that are designed and packaged for use by consumers, we may be subject to laws relating to such products, including the purity and labeling of the products and any other regulations that may be applicable.

If we sell products for consumer use in any country, we will be subject to the laws of that country. Each country has laws relating to products that are marketed as dietary supplements, including laws relating to the products and which describe the extent that products subject to the applicable laws, including the purity of the ingredients and marketing and labeling of products. We will need to comply with all applicable regulations and we may not be permitted to sell product in a country unless we have received prior approval from the applicable government agency.

Research and Development

We plan to conduct research and development with respect to our own proprietary products. However, we have not yet commenced any such activity and we have not developed any detailed plan to engage in such activities, and we cannot assure you that we develop or implement any research and development program. Our research and development activities may relate to cordyceps products to be sold in the United States, although we do not presently have any plans to sell products at retail in the United States. We cannot assure you that we will commence research and development activities in the near future, if at all, or that we will be able to develop proprietary products. We do not presently have any employees engaged in research and develop, and, if we embark on a research and development program, we may engage third parties to perform the research and development, and the third parties may be related to our chief executive officer.

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

At December 31, 2020, we had cash of $18,123. Our principal asset at that date was inventory of $938,000, which we purchased during 2020 and 2019, and our inventory, except for the inventory shipped during the three months ended March 31, 2020, has been unchanged since December 31, 2019. In order for us to continue in business, we will require significant additional capital either in the form of debt or equity. Because of the absence of any active trading market in our stock, our financial condition, our modest level of sales for the year ended December 31, 2020, all of which were made during the first quarter, as well as our lack of any history of operations, we may be unable to raise funds through the sale of equity securities.

We cannot assure you that we can operate profitably.

We incurred a loss of $117,453 on sales of $687,964 for the year ended December 31, 2020 and a loss of $371,604 on sales of $193,536 for the year ended December 31, 2019. Our gross margin was 23.2% for the year ended December 31, 2020 and 6.25% for the year ended December 30, 2019. We will not be able to operate profitably until and unless we are able to generate sufficient revenue so that our gross profit can cover our operating expenses. We cannot assure you that we be able to operate at a profit. We do not have any full-time employees and our chief executive officer, who provides his services on a part-time basis, has not received any salary. If we increase our operations and engage in selling, marketing and research and development activities, we will incur significant selling, general and administrative expenses. Unless we can significantly increase our revenue and gross profit or raise funds from other sources, including the sale or our equity securities, we may not be able to operate profitably. The lack of an active trading market in our common stock combined with our lack of sales and can materially impair our ability to raise money through the sale of equity securities. Further, to the extent that we are not able to sell our inventory before it becomes unsaleable because of its age, we would need to write off any unsaleable inventory which would materially impact our financial conditions, the results of our operations and our ability to raise funds.

Our financial statements include a going concern paragraph.

Our financial statements for the year ended December 31, 2020 includes a going concern paragraph. At December 31, 2020, we have approximately $18,000 in cash, had gross profit, which was significantly less than our operating expenses, and we incurred losses from our operations for the years ended December 30, 2020 and 2019. Although we hope to fund operations through increased sales and equity financing arrangements, our financial condition and the results of our operations as well as the lack of an active trading market in our stock and a market capitalization that is inconsistent with our financial performance make it less likely that we will be able to raise funds for capital expenditures, working capital and other cash requirements.

If we are not able to increase revenue and our customer base, we may not be able to operate profitably.

Through December 31, 2020, our revenue has primarily resulted from sales to four customers in Taiwan and Hong Kong, only one of which was a customer in the years ended December 31, 2020 and 2019. This customer did not make any purchases from us in prior periods. Our largest customers for the year ended September 30, 2018 did not purchase any product from us during the years ended December 31, 2020 or 2019. As a result, our sales decreased $6,660,500, or more than 83%, from the year ended September 30, 2018 to the year ended September 30, 2019. We do not have any long-term agreement with our customers and they may cease purchasing from us for any reason. Unless we are successful in generating revenue from other customers, our ability to operate will be impaired. Further, we believe that the nature of the market is such that we have little ability to improve our gross margin.

We believe that the decrease in our sales was affected by recent government efforts to politically stabilize Hong Kong.

Our revenue decreased from approximately $8.0 million for the year ended September 30, 2018 to approximately $1.4 million for the year ended September 30, 2019. We believe that the decrease in revenue in the year ended December 31, 2019, which we only generated revenue in the first quarter, resulted from political instability in Hong Kong, which has impacted our customers’ ability to sell products into the People’s Republic of China. We cannot assure you that conditions in Hong Kong will change in a manner in which our customers will purchase our products.

Our business may be impacted by the effects of the COVID-10 pandemic which has materially impacted the Chinese economy.

Since our products are purchased by customers in Taiwan and Hong Kong as one ingredient of a product to be sold to their customers in the China as well as for direct sale to customers, our business may be impacted by the effects of the COVID-19 pandemic as it effects manufacturers in Hong Kong and their customers in China. Since we had no sales during the second, third and fourth quarters of 2020 and the first, second and third quarters of 2019, we cannot predict the effect of COVID-19 on our business. Factors which may affect the market for our products include, but are not limited to, the following.

•	The effect of COVID-19 on the ability of our customers and potential customers to manufacture products;

•	The financial health of our potential customers;

•	Since our customers use our products as an ingredient, the ability of the customer to obtain other ingredients may affect their willingness or ability to purchase our product.

•	The ability of our customers to ship their products to China and the ability of their customers to distribute product to retail markets;

•	The willingness or ability of the ultimate purchaser in China to purchase products with our ingredients and their perception as to whether the products may have beneficial effects to them;

•	The extent to which quarantine affects the willingness or ability of consumers to purchase products with our ingredients;

•	The perceived benefit, if any, to consumers of products with our ingredients;

•	If we implement a marketing program in the United States, the effect of the pandemic and steps taken by the federal or state to address the pandemic, which could vary from state to state;

•	The extent to which the purchase or products with our ingredients is a low priority item for a population whose disposable income may have decreased as a result of COVID-19 and the steps taken by the Chinese government to curb the spread of infection.

If we sell products or commence operations in the United States, we would be subject to government regulations in the United States.

If we sell products or commence operations in the United States, we would be subject to FDA regulations under the Dietary Supplement Health and Education Act, which generally provides a regulatory framework to help ensure safe, quality dietary supplements and the dissemination of accurate information about our products. The FDA does not generally regulate active ingredients in dietary supplements in the same manner as it regulates drugs unless the product makes claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, that may result in the product being subject to the restrictions and regulations imposed on drugs. If we commence operations in the United States, we would also be subject to government regulations that apply to business in general, including those relating to health, safety, bioterrorism, taxes, labor and employment, import and export, and the environment. At present, we do not have any business activities in the United States that require compliance with these regulations. However, at such time as we commence business in the United States, we may incur significant costs to comply with such regulations, and we cannot assure you we will able to be in compliance. Other countries in which we may operate may have similar regulations, and, to the extent that we conduct business or sell products in these countries, we will be subject to those regulations.

Since we sell our products to customers in Taiwan and Hong Kong, we may be subject Taiwan and Hong Kong laws and regulations relating to our products.

We do not sell products for retail sale to consumers. Our customers purchase our products in bulk and use our products as ingredients in their products and sell the products to customers. Countries into which our products are sold have regulations relating to the marketing, labeling and claims for dietary supplements. Since we do not sell products in form for use by consumers, our customers must comply with applicable government regulations. Our present customers are located in Taiwan and Hong Kong, which have laws concerning the ingredients in products sold for consumption, including the purity of the ingredients. If products which include our products as ingredients are sold in Taiwan, Hong Kong or any other country, including the PRC, the products may be subject to the food and supplement regulations of that country. We do not make any of the products we sell. To the extent a claim arises either as a result of the use by a consumer of products which contain our ingredients or a government agency raises questions about the purity of ingredients purchased from us, we may incur liability for any adverse reactions to the products purchased by consumers or failures of our products to conform to the stated purity of our products and we cannot assure you that we will be able to claim over against our supplier. Although we do not sell products in Taiwan, Hong Kong or any other country, we may be subject to liability or penalties in the event that our products do not have the purity which we claim We may, in the future, sell products that are designed and packaged for use by consumers, in which event we may be subject to laws relating to such products, including the purity and labeling of the products and any other regulations that may be applicable in the country in which the products are sold.

We need to develop additional sources of supply.

Our revenue through December 31, 2020 has been derived from the sale of products purchased from three suppliers, one of which accounted for all of our purchases in the year ended December 31, 2020, which were made after our sales in the first quarter of 2020, and another accounted for all of our purchases in the year ended December 31, 2019. We do not have any long-term agreements with any suppliers, and, accordingly, our suppliers have no contractual obligation to sell us product at a price which would enable us to generate an acceptable gross margin, if at all. We will need to develop additional sources of supply for both raw materials and any finished products which we may sell. Although we believe that alternative sources of supply of both raw materials and finished products are available, any difficulty or delay in identifying and entering into supply arrangements with suppliers could impair both our gross margins and our ability to operate profitably. Further, any shortage of raw materials or interruption of supply could also result in higher prices for those materials which we may be unable to pass on to our customers. We cannot assure you that, if we develop our business, our suppliers will be provide us with the quality of raw materials we need or the quantities we request or at a price we consider to be reasonable. Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials based on conditions outside of our control, including weather, transportation interruptions, strikes, terrorism, natural disasters, or other catastrophic events.

We need to develop and maintain marketing and distribution channels.

We presently do not have any marketing or distribution arrangements. Our sales through December 31, 2020 were made by our chief executive officer. Unless we are able to hire qualified sales and marketing personnel and develop distribution channels to market and sell any products which we sell, we will not be able to generate sufficient revenue to enable us to operate profitably. We cannot assure you as to our ability to develop and maintain effective marketing and distribution channels or to operate profitably.

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

Although we have a general familiarity with the market for cordyceps products and metallothionein products in Asia, our business plan contemplates the sale of these products in the United States and possibly countries where there is a large Asian population. We have not conducted any study as to the market for cordyceps or metallothionein products in the United States and we cannot assure you that there is any significant market. Unless there is a significant market in the United States, we may not be able to operate profitably. We cannot assure you that there is a sufficient market in the United States to enable us to compete effectively or operate profitably or that, if a market exists for products of the type we sell, that we will be able to market our products successfully. Further, we have not sold any metallothionein products since the quarter ended June 30, 2018, and we do not have any orders for metallothionein MT-3 elizer. We cannot assure you that we will be able to sell metallothionein MT-3 elizer in the future

The market for cordyceps or metallothionein products may be affected by recalls or successful litigation arising from claimed adverse reactions to cordyceps products.

Any recall or lawsuits arising out of adverse reactions or perceived adverse reactions to cordyceps or metallothionein products or unfavorable comments in the press or social media could impair the market for our products, even if the recall, adverse reaction or unfavorable comments related to products manufactured and sold by other companies.

The market for our products may be dependent on public tastes, which can rapidly change.

The market for any type of supplements is subject to change in public tastes, which changes may be based on the factors described in the preceding Risk Factor or other changes in taste not relating to any specific incident or problem. Since our business plan is presently limited to cordyceps and metallothionein, products, we will be impacted more severely by changes in tastes than we would if we offered a range of different dietary supplements. We have not sold metallothionein products since the quarter ended June 30, 2018, and  we cannot assure you that we will be able to to sell metallothionein products in the future.  We cannot assure you that we will be able to develop, offer and sell any products other than cordyceps-based products or that any market that may exist will continue.

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

Our future success depends, to a significant extent, on our ability to attract, train and retain key management, marketing, sales, technical, product development and financial personnel. Recruiting and retaining capable personnel, particularly those with expertise in the natural supplement business are vital to our success. There is substantial competition for qualified personnel, and we cannot assure you we will be able to attract or retain our technical and financial personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected. Our financial condition, including the absence of sales in six out of the eight quarters of 2020 and 2019, and the absence of any significant market in our common stock may make it difficult for us to attract qualified personnel.

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

If a market for our common stock develops, our common stock is, and will likely to continue to be, a penny stock and therefore is subject to the rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The SEC rules may have the effect of reducing trading activity in our common stock making it more difficult for investors to purchase and sell their shares. The SEC’s rules require a broker or dealer proposing to effect a transaction in a penny stock to deliver the customer a risk disclosure document that provides certain information prescribed by the SEC, including, but not limited to, the nature and level of risks in the penny stock market. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction. In addition, the SEC’s rules also require a broker or dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction before completion of the transaction. The existence of the SEC’s rules may result in a lower trading volume of our common stock and lower trading prices. Further, some broker-dealers will not process transactions in penny stocks.

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

As of March 19, 2021, we had 66 record holders of our common stock.

Transfer Agent

Cleartrust, LLC, 16540 Pointe Village Drive; Suite 210, Lutz, Florida 33558 is the transfer agent for our common stock.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Agreements

The following table gives information concerning common stock that may be issued pursuant to equity compensation plans as of December 31, 2020.

Equity Compensation Agreements Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (#)
Equity compensation plans approved by security holders	-	$-	12,000,000
Equity compensation plans not approved by security holders (1)	-	$-	-
Total	-	$-	12,000,000

On August 7, 2020, the Company’s sole director adopted, and on August 8, 2020, the Company’s stockholders approved, the 2020 Long-Term Incentive Plan, pursuant to which a maximum of 12,000,000 shares of common stock may be issued pursuant to restricted stock grants, incentive stock options, non-qualified stock options and other equity-based incentives may be granted. Awards under the plan may be issued to employees, directors of the Company or its affiliates or consultants. As of the date of this report, no options, stock grants or other equity-based incentives have been granted pursuant to the plan. The plan is to be administered by a committee or, in the absence of a committee, by the board of directors. Since the Company has one director, Pao-Chi Chu, Mr. Chu, as the sole director, will administer the plan.

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

Overview

Because we changed our fiscal year from the year ended September 30 to the calendar year by filing a transition report on Form 10-K on March 27, 2020, we are presenting information for the years ended December 31, 2020 and 2019, the three months ended December 31, 2019 and 2018.

Since January 30, 2017, following a change of control, we have been engaged in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. Our business to date has involved the purchase of products from three suppliers in Taiwan and the sale of these products to four unrelated customers, one of which accounted for all of our sales in the years ended December 31, 2020 and 2019. We did not have any sales during the second, third and fourth quarters of 2020 and the first three quarters of 2019. We sell product in bulk to companies who may use our products as ingredients in their products or sell the products they purchase from us to their own customers.

All of our sales to date have been sales of cordyceps related products and, in the quarter ended June 30, 2018, metallothionein MT-3 elizer. Cordyceps is a fungus that is used in traditional Chinese medicine. Cordyceps sinensis has been described as a medicine in old Chinese medical books and Tibetan medicine. It is a rare combination of a caterpillar and a fungus and found at altitudes above 4500m in Sikkim. The encoded protein in metallothionein MT-3 is a growth inhibitory factor, and reduced levels of the protein are observed in the brains of individuals with some metal-linked neurodegenerative disorders such as Alzheimer’s disease. Our present inventory is for cordyseps products. We have not sold metallothionein MT-3 elizer since the quarter ended June 30, 2018 and we do not have any orders for metallothionein MT-3 elizer. We cannot assure you that we will be able to sell metallothionein MT-3 elizer in the future. We may also seek to market other products which we see as complimentary to our present products; however, we have not entered into negotiations with respect to the distribution of other products, and we cannot assure you that we will be able to market any other products.

All of our revenue for the years ended December 31, 2020 and 2019 represents sales to one customer which were made during the three months ended March 31, 2020 and the three months ended December 31, 2019. We believe that our failure to sell products in the second, third and fourth quarters of 2020 resulted substantially from the COVID – 19 pandemic and actions taken by governments to address the pandemic. We believe our failure to generate sales during the first three quarters of 2019 reflects a downturn in the market in the PRC for cordyseps products as well as the political conditions in Hong Kong, and we cannot assure you that the market will improve. We also cannot assure you the political instability in Hong Kong will not affect our sales, since our customers in 2017 and 2018 were Hong Kong based customers who sold their products in the PRC and none of these customers has made purchases from us since the quarter ended December 31, 2018. We cannot assure you that these factors will not affect our ability to generate revenues in the future and, to the extent that any of these factors affects our ability to generate revenue, we may not be able to continue in business.

At present, we have no full-time employees. Our only employee is our chief executive officer who work for us on a part-time basis. We face significant risks in implementing our business plan, as described under Item 1.Business – Proposed Business, including, but not limited to, our ability to raise the necessary financing either through the sale of debt or equity securities or through a loan facility, our ability to increase our customer base and supply chain, our ability to increase our gross margins, our ability to hire and retain qualified research and development, marketing and administrative personnel, our ability to develop products and to market in the United States and other western markets any products we may develop, our ability to comply with any government regulations relating to the manufacture, distribution and marketing any products we develop. We cannot assure you that we can or will develop any products or generate revenue or profits in the future.

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

We require funds for our operations. At December 31, 2020, we had $18,123 in cash and cash equivalents, $938,000 of inventory of cordyceps products. Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales in the six out of eight quarters in 2020 and 2019, our reliance of sales primarily of one product, along with the absence of an active market for our stock and our market capitalization in relation to our financial performance, together with risk related to the COVID-19 pandemic and the political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution.

To the extent that we implement our business plan, we anticipate that we will incur marketing and other expenses without any assurance that such expenses will generate any significant revenue or net income. Because of our cash position, we may use equity-based compensation for our employees and independent contractors. In August 2020, we adopted our 2020 long-term incentive plan, pursuant to which up to 12,000,000 shares can be issued. Because of our low cash position, we may rely on loans from stockholders or related parties, although we do not have any agreements or understandings at this time and we may issue equity to attract employees and consultants to help us develop our business plan.

Effects of COVID-19

Since our products are purchased by customers in Taiwan and Hong Kong primarily as one ingredient of a product to be sold to their customers, our business has been and may continue to be impacted by the effects of the COVID-19 pandemic and the actions taken by the governments of the PRC, Hong Kong and Taiwan as well as any other countries in which we may seek to sell products, as they effect manufacturers and their customers.

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

Results of Operations

Years Ended December 31, 2020 and 2019.

For the year ended December 31, 2020, we had revenue of $687,964, representing sales to one customer in the first quarter of the year. Our gross profit was $159,404, and our gross margin was 23.2%. We had operating expenses of $289,867, primarily professional fees relating to our status as a public company and rent expense, interest expense of $5,082 and a net loss before income tax credit $135,545, an income tax credit of $18,092, and a net loss of $117,453, or $(0.00) per share (basic and diluted).

For the year ended December 31, 2019, we had revenues of $193,536, representing sales to one customer during the fourth quarter of the year, which was the same customer as our sole customer in 2020. Our gross profit was $12,096, and our gross margin was 6.25%. The difference in gross margin reflected a difference in the product mix of sales. We had operating expenses of $434,847, primarily professional fees related to our status as a public company and rent expense, interest expense of $1,983, a loss before income taxes of $424,734, an income tax credit of $53,130, and a net loss of $371,604 or $(0.01) per share (basic and diluted).

We imputed interest at the rate of 4% on the advances made to the Company by stockholders in the amount of $5,082 and $1,983 for the years ended December 31, 2020 and 2019, respectively.

Because of our dependence on a few customers, one of which accounted for all of our sales in 2020 and 2019, our revenue in any quarter is dependent upon both the timing of orders from customers and the delivery of products from our suppliers.

Three Months Ended December 31, 2019 and 2018

Our revenue for three months ended December 31, 2019 was $193,536, cost of revenue was $181,440, with a gross profit of $12,096 and a gross margin of 6.25%. Our revenue for the three months ended December 31, 2018 was $1,354,000, cost of revenue was $1,218,600, with a gross profit of $135,400 and a gross margin of 10%. We believe that the decrease in revenue resulted from political instability in Hong Kong, which has impacted our customers. The decrease in our gross margin reflected the product mix for sales made in the three months ended December 31, 2019.

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

We imputed interest at the rate of 4% on the advances made to the Company by stockholders in the amount of $440 and $722 during the three months ended December 31, 2019 and 2018, respectively.

As a result of the foregoing, we had a net loss of $75,873, or $(0.00) per share (basic and diluted) for the three months ended December 31, 2019 as compared with a net loss of $75,016, or $(0.00) per share (basic and diluted) for the three months ended December 31, 2018 (basic and diluted).

Liquidity and Capital Resources

The following table sets forth information relating to our working capital at December 31, 2020 and 2019:

	December 30, 2020	December 31, 2019	Change
Current assets	$973,353	$879,471	$93,882
Current liabilities	$312,185	$111,541	$200,644
Working capital	$661,168	$767,930	$(106,762)

The following is a summary of the statements of cash flows for the years ended December 30, 2020 and 2019 and the three months ended December 31, 2019 and 2018:

	Years Ended December 31,		Three Months Ended December 31,
	2020	2019	2019	2018
Cash provided by (used in) operating activities	$(199,460)	$(59,709)	$34,928	$174,329
Cash provided by investing activities	-	-	-	-
Cash provided by (used in) financing activities	216,672	23,013	(35,489)	(137,870)
Cash and cash equivalents end of year/period	18,123	911	911	37,607

Cash used in operating activities for the year ended December 31, 2020 reflected the net loss of $117,453, decreased primarily by an increase in inventory of $71,440, including an inventory deposit of $12,000. Cash used in operating activities for the year ended December 31, 2019 reflected the net loss of $371,604, increased by stock-based compensation of $148,395 and a decrease in inventory of $181,440.and an increase in deferred revenue of $37,464.

Cash provided by operating activities for the three months ended December 31, 2019 reflected the net loss of $75,873 increased primarily by a decrease in inventory of $181,440 and a decreased by deferred revenues of $78,536. Cash provided by operating activities for the three months ended December 31, 2018 reflected the net loss of $75,016, increased primarily by stock-based compensation of $151,694, decreased by deferred tax asset of $19,941, a decrease of $86,600 in inventories and a decrease of $30,000 in prepaid expenses.

Cash provided by financing activities for the year ended December 31, 2020 represented advances from related parties of $216,672. Cash provided by financing activities for the year ended December 31, 2019 represented advances from related parties of $118,014 offset by payments to related parties of $95,001.

Cash used in financing activities of $35,489 for the three months ended December 31, 2019 reflected advances from related parties of $14,511 and repayment to related parties of $50,000. Cash used in financing activities of $137,870 for the three months ended December 31, 2018 reflected payments to related parties of $141,336 and advances from related parties of $3,466.

For the three months ended December 31, 2019 our non-cash investing and financing activities of $46,310 representing the increase in the right of use assets and lease liability of $46,310. There were no non-cash investing or financing activities in the years ended December 31, 2020 or 2019 or the three months ended December 31, 2018

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We had minimal cash as of December 31, 2020, had limited gross profit and incurred a loss from operations for the year ended December 31, 2020. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We propose to fund operations through sales of our products and equity financing arrangements. However, because of the lack of sales and the absence of any active trading market for its common stock, the lack of independent directors, our financial condition and our lack of an operating history, we may not be able to raise funds for capital expenditures, working capital and other cash requirements and will have to rely on advances from a minority stockholder and our officer. If we cannot generate revenue from our products, we may not be able to continue in its business.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. We had $18,123 and $911 in cash and cash equivalents at December 31, 2020 and 2019, respectively.

Inventories

Inventories consist primarily of finished goods. Inventories are valued at the lower of cost or net realizable value. We determine cost on the basis of first-in, first-out methods. We periodically review inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although we believe that the assumptions we use to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded for the years ended December 31, 2020 and 2019.

Net Income (Loss) Per Share of Common Stock

We adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the years ended December 31, 2020 and 2019 and the three months ended December 31, 2019 and 2018.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NA

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020, the end of the period covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2020, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)
Pao-Chi Chu	67	Chief executive officer, chief financial officer, president, secretary and director

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors of issuers whose securities are registered pursuant to the Securities Exchange Act and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Our chief executive officer was delinquent in filing a Form 3 upon the effectiveness of our registration pursuant to the Securities Exchange Act.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended December 31, 2020 and 2019, earned by or paid to our executive officers.

Name and Principal Position	Period	Salary ($)	Bonus Awards ($)	Stock Awards ($)	Options/ Warrant Awards (1) ($)	Non-Equity Plan Compensation ($)	Nonqualified Deferred Earnings ($)	All Other Compensation ($)	Total ($)

Pao-Chi Chu	2020	-	-	-	-	-	-	-	-
CEO, CFO and President	2019	-	-	-	-	-	-	-	-

Employment Agreements

We have no employment agreements with Mr. Chu.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our officers.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards at December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of March 29, 2021, by:

•	Each director;
•	Each current officer named in the summary compensation table;
•	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and
•	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of options, warrants or convertible securities) within 60 days of March 29, 2021. None of the named beneficial owners held any options, warrants or convertible securities at March 29, 2021.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Pao-Chi Chu 2F, No. 356, Dunhua S. Road, Da’an Dist Taipei City 106, Taiwan, ROC	30,000,000	62.8%

All officers and directors as a group (one individual)	30,000,000	62.8%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

At December 31, 2020, we owed $1,000 to our chief executive officer and $241,851 to a stockholder who is not a 5% stockholder for non-interest-bearing advances made to or on behalf of the Company. We have imputed interest at the rate of 4% on these advances, which, for the year ended December 31, 2020, was of $6 and $5,076, respectively.

Director Independence

We have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Prager Metis, CPAs LLC for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Audit fees	$33,250	$40,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	$4,500	-

Audit fees consist of fees related to professional services rendered in connection with the audit and review of our annual financial statements.

All other fees relate to professional services rendered in connection our registration statements on Form S-8 and Form 10.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company.(1)
3.2	Bylaws of the Company. (1)
4.1	Description of the Company’s Common Stock(2)
10.1	Acro Biomedical Co., Lltd. 2020 Equity Incentive Plan(3)
31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Document
101.DEF	XBRL Taxonomy Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

______________

(1)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the SEC on February 1, 2017.
(2)	Reference is made to the caption “Description of Registrant’s Securities to be Registered” in the Company’s Form 10 registration statement, which was filed with the SEC on September 8, 2020.
(3)	Filed as an exhibit to the Company’s report on Form 8-k, which was filed with the SEC on August 13, 2020.

Item 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 2, 2021

ACRO BIOMEDICAL CO., LTD.

By:	/s/ Pao-Chi Chu
Name:	Pao-Chi Chu
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pao-Chi Chu	Director, chief executive officer and	April 2, 2021
Pao-Chi Chu	chief financial officer (principal executive, financial and accounting officer)

ACRO BIOMEDICAL CO., LTD.

Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F-2
Balance Sheets at December 31, 2020 and 2019	F-3
Statements of Operations for the years ended December 31, 2020 and 2019 (unaudited) and the three months ended December 31, 2019 and 2018 (unaudited)	F-4
Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019 (unaudited) and the three months ended December 31, 2019 and 2018 (Unaudited)	F-5
Statements of Cash Flows for the years ended December 31, 2020 and 2019 (unaudited) and the three months ended December 31, 2019 and 2018 (unaudited)	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Acro Biomedical Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Acro Biomedical Co., Ltd. ("the Company") as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2020 and the three months ended December 31, 2019 and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and the three months ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had limited cash as of December 31, 2020, had limited gross profit and incurred a loss from its operations for the year ended December 31, 2020. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hackensack, New Jersey

April 1, 2021

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

	December 31,	December 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$18,123	$911
Inventories	938,000	878,560
Purchase deposit for inventory	12,000	-
Prepaid expenses	1,000	-
Security deposit	4,230	-
Total Current Assets	973,353	879,471

Operating lease right of use asset	24,700	48,425
Security deposit	-	4,230
TOTAL ASSETS	$998,053	$932,126

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$24,734	$23,834
Deferred revenue	20,000	37,464
Due to related parties	242,951	26,279
Operating lease liabilities - current	24,500	23,964
Total Current Liabilities	312,185	111,541

Operating lease liabilities - noncurrent	-	22,346
TOTAL LIABILITIES	312,185	133,887

Stockholders’ Equity
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 47,760,000 shares issued and outstanding as of December 31, 2020 and 2019	47,760	47,760
Additional paid-in capital	876,762	871,680
Accumulated deficit	(238,654)	(121,201)
Total Stockholders’ Equity	685,868	798,239

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$998,053	$932,126

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

	Year Ended		Three months ended
	December 31,		December 31,
	2020	2019	2019	2018
		(Unaudited)		(Unaudited)
Revenues	$687,964	$193,536	$193,536	$1,354,000
Cost of revenues	528,560	181,440	181,440	1,218,600
Gross profit	159,404	12,096	12,096	135,400

Operating expenses
Selling, general and administrative	289,867	434,847	87,529	229,635
Total operating expenses	289,867	434,847	87,529	229,635

Loss from operations	(130,463)	(422,751)	(75,433)	(94,235)

Other expense
Interest expense - related party	5,082	1,983	440	722
Total other expenses	5,082	1,983	440	722

Loss before income tax credit	(135,545)	(424,734)	(75,873)	(94,957)
Income taxes credit	(18,092)	(53,130)	-	(19,941)
Net loss	$(117,453)	$(371,604)	$(75,873)	$(75,016)

Basic and dilutive loss per share of common stock	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding	47,760,000	47,760,000	47,760,000	47,760,000

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity

					Additional	Retained earnings
	Preferred Stock		Common Stock		Paid in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

Balance, December 31, 2018 (Unaudited)	-	$-	47,760,000	$47,760	$869,697	$250,403	$1,167,860

Imputed interest on related party loans	-	-	-	-	1,983	-	1,983
Net loss	-	-	-	-	-	(371,604)	(371,604)

Balance, December 31, 2019	-	$-	47,760,000	$47,760	$871,680	$(121,201)	$798,239

Imputed interest on related party loans	-	-	-	-	5,082	-	5,082
Net loss	-	-	-	-	-	(117,453)	(117,453)

Balance, December 31, 2020	-	$-	47,760,000	$47,760	$876,762	$(238,654)	$685,868

					Additional	Retained earnings
	Preferred Stock		Common Stock		Paid in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

Balance, September 30, 2018	-	$-	47,760,000	$47,760	$868,975	$325,419	$1,242,154

Imputed interest on related party loans	-	-	-	-	722	-	722
Net loss	-	-	-	-	-	(75,016)	(75,016

Balance, December 31, 2018 (Unaudited)	-	$-	47,760,000	$47,760	$869,697	$250,403	$1,167,860

Balance, September 30, 2019	-	$-	47,760,000	$47,760	$871,240	$(45,328)	$873,672

Imputed interest on related party loans	-	-	-	-	440	-	440
Net loss	-	-	-	-	-	(75,873)	(75,873

Balance, December 31, 2019	-	$-	47,760,000	$47,760	$871,680	$(121,201)	$798,239

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

	Year Ended		Three months ended
	December 31,		December 31,
	2020	2019	2019	2018
		(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(117,453)	$(371,604)	$(75,873)	$(75,016)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	-	148,395	-	151,694
Imputed interest - related parties	5,082	1,983	440	722
Deferred tax asset	-	19,941	-	(19,941)
Change of ROU and lease liabilities	1,915	(2,115)	-	-
Adjustment of income tax payable	-	(73,071)	-	-
Changes in operating assets and liabilities:
Inventories	(59,440)	181,440	181,440	86,600
Purchase deposit for inventory	(12,000)	-	-	-
Prepaid expenses	(1,000)	-	885	30,000
Security deposit	-	762	762	-
Accounts payable and accrued expenses	900	16,252	5,810	270
Income tax payable	-	(19,156)	-	-
Deferred revenue	(17,464)	37,464	(78,536)	-
Net cash provided by (used in) operating activities	(199,460)	(59,709)	34,928	174,329

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	216,672	118,014	14,511	3,466
Repayment to related parties	-	(95,001)	(50,000)	(141,336)
Net cash provided by (used in) financing activities	216,672	23,013	(35,489)	(137,870)

Net change in cash and cash equivalents	17,212	(36,696)	(561)	36,459
Cash and cash equivalent at beginning of year/period	911	37,607	1,472	1,148
Cash and cash equivalent at end of year/period	$18,123	$911	$911	$37,607

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$19,156	$-	$-
Cash paid for interest	$-	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Increase in the right-of-use asset and lease liability	$-	$-	$46,310	$-

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

The Company’s business is the sale of cordyceps related products and, to a significantly lesser extent, metallothionein MT-3 elizer, a protein that in powder form is used in health supplements. Cordyceps is a fungus that is used in traditional Chinese medicine. The Company has not sold metallothionein MT-3 elizer since the quarter ended June 30, 2018, and its present inventory and the purchase deposit for inventory are for cordyceps related products. Although the Company plans to develop a marketing plan to market the product they purchase to its customers, primarily in Hong Kong, and to develop and supply products to customers as of December 31, 2020, the Company has not taken any action with respect to its marketing plans, and it can provide no assurance that it will be able to conduct such activities.

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

Inventories

Inventories consist of finished goods. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of first-in, first-out methods. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although the Company believes that the assumptions it uses to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded for the years ended December 31, 2020 and 2019 and for the three months ended December 31, 2019 and 2018.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Leases with a lease term of 12 months or less at inception are not recorded on our balance sheet and are expensed on a straight- line basis over the lease term in our statement of operations.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common stock issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the years ended December 31, 2020 and 2019 and for the three months ended December 31, 2019 and 2018, respectively.

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

Deferred Revenue

The Company sells products pursuant to agreements for the delivery of products to customers. The Company receives cash in advance and records it as deferred revenue.

Deferred revenue at December 31, 2020 and 2019, was $20,000 and $37,464, respectively.

Recent Accounting Pronouncements

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

COVID 19

Since our products are purchased by customers in the Republic of China (Taiwan) and Hong Kong who sold products to their customers in the People’s Republic of China (the “PRC”), our business was impacted by the effects of the COVID-19 pandemic and the actions taken by the governments of the PRC, the Republic of China and Hong Kong. Since all of the Company’s sales for the year ended December 31, 2020 were generated in the first quarter of 2020 and all of the Company’s sales for the year ended December 31, 2019 were in the fourth quarter, we cannot predict the effect on our business of the COVID-19 pandemic and the steps taken by governments to address the pandemic. . A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company. The Company believes that the COVID-19 pandemic and the government actions significantly contributed to its lack of sales in the second, third and fourth quarters of 2020.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of December 31, 2020, had limited gross profit and incurred a loss from operations for the year ended December 31, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company proposes to fund operations through sales of its products and equity financing arrangements. However, because of the lack of sales and the absence of any active trading market for its common stock, its financial condition and its lack of an operating history, the Company may not be able to raise funds for capital expenditures, working capital and other cash requirements and will have to rely on advances from a minority stockholder and our officer. If the Company cannot generate revenue from its products, it may not be able to continue in its business.

NOTE 4 - EQUITY

Common Stock

During the year ended December 31, 2020 and 2019, the Company did not issue any common stock.

During the three months ended December 31, 2019 and 2018, the Company did not issue any common stock.

2020 Long-Term Incentive Plan

On August 7, 2020, the Company’s board of directors adopted, and on August 8, 2020, the Company’s stockholders approved, by a written consent signed by the Company’s sole director, who holds 62.8% of the Company’s common stock, the Company’s 2020 Long-Term Incentive Plan, pursuant to which a maximum of 12,000,000 shares of common stock may be issued pursuant to restricted stock grants, incentive stock options, non-qualified stock options and other equity-based incentives may be granted. Awards under the plan may be issued to employees, directors of the Company or its affiliates or consultants. As of December 31, 2020, no options, stock grants or other equity-based incentives had been granted pursuant to the plan.

NOTE 5 - INCOME TAXES

The reconciliation of income tax expense at the U.S. statutory rate of 21% to the Company’s effective tax rate is as follows:

	Year Ended
	December 31,
	2020	2019 (Unaudited)
Income tax expense (credit) at statutory rate	$(28,464)	$(89,194)
Income tax adjustment
Expense not deductible in current period	-	69,319
Imputed interest	1,067	568
Adjustment of prior year income tax	(18,092)	(73,071)
Change of valuation allowance	27,397	39,248
Income tax expense (credit)	$(18,092)	$(53,130)

	Three months ended
	December 31,
	2019	2018 (Unaudited)
Income tax expense (benefit) at statutory rate	$(15,933)	$(19,941)
Income tax adjustment
Expense not deductible in current period	-	-
Imputed interest	92	-
Adjustment of prior year income tax	-	-
Change of valuation allowance	15,841	-
Income tax expense (benefit)	$-	$(19,941)

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2020	2019
Operating loss carry forward	$66,645	$39,248
Valuation allowance	(66,645)	(39,248)
Deferred tax asset	$-	$-

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, 100% valuation allowance on deferred tax assets was recorded on December 31, 2020 and 2019. As of December 31, 2020, the Company has approximately $317,000 net operating loss carryforwards available in the U.S. to reduce future taxable income which can be carryforward indefinitely.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2020 and 2019, our chief executive officer and a minority stockholder paid expenses of $216,672 and $118,014 on behalf of the Company and the Company repaid $0 and $95,001 to our chief executive officer, respectively.

During the three months ended December 31, 2019 and 2018, the stockholder paid expenses and a security deposit of $14,511 and $3,466 on behalf of the Company, and the Company repaid $50,000 and $141,336 to the stockholder, respectively.

At December 31, 2020 and 2019, the Company owed $1,100 and $0 to our CEO for non-interest-bearing advances made to or on behalf of the Company, respectively. These advances are due on demand.

At December 31, 2020 and 2019, the Company owed $241,851 and $26,279 to a stockholder who is not a 5% stockholder for non-interest-bearing advances made to or on behalf of the Company, respectively. These advances are due on demand.

The Company has imputed interest at the rate of 4% on the advances made to or on behalf of the Company. Imputed interest amounted to $5,082 and $1,983, during the years ended December 31, 2020 and 2019, respectively, and $440 and $722, during the three months ended December 31, 2019 and 2018, respectively.

As of December 31, 2020 and 2019, the Company had amounts due to related parties of $242,951 and $26,279, respectively.

NOTE 7 – LEASES

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

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities as follows:

	December 31,	December 31,
	2020	2019
Operating lease ROU asset	$24,700	$48,425

	December 31,	December 31,
	2020	2019
Operating lease liabilities
Current portion	$24,500	$23,964
Non-current portion	-	22,346
Total	$24,500	$46,310

Future minimum lease payments under operating leases at December 31, 2020 were as follows:

2021	$24,941
Thereafter	-
Total	$24,941

The Company recognized total lease expense of $26,141 and $31,240 for the years ended December 31, 2020 and 2019, respectively, primarily related to operating rent lease costs paid to lessors.

For the three months ended December 31, 2019 and 2018, the Company incurred rent expense of $7,560 and $8,560, respectively.

NOTE 8– CONCENTRATION

Revenue

During the year ended December 31, 2020 and 2019 and the three months ended December 31, 2019, all revenue was derived from one customer.

During the three months ended December 31, 2018, all revenue was derived from two customers, one of which was the customer referred to in the preceding sentence.

Purchase

During the year ended December 31, 2020 and 2019, we purchased inventory from one supplier.

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

