Form 10-Q
period 2021-03-31
ACRO BIOMEDICAL CO., LTD.
filed 2021-05-24
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,760,000 shares of common stock on May 24, 2021.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Forward Looking Statements,” “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2020, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

Item 1.FINANCIAL STATEMENTS

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020

ASSETS
Current Assets
Cash	$24,359	$18,123
Inventories	868,000	938,000
Purchase deposit for inventory	12,000	12,000
Prepaid expenses	11,667	1,000
Security deposit	4,230	4,230
Total Current Assets	920,256	973,353

Operating lease right of use asset	18,618	24,700
TOTAL ASSETS	$938,874	$998,053

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$14,072	$24,734
Deferred revenue	20,000	20,000
Due to related parties	257,567	242,951
Operating lease liabilities	18,358	24,500
Total Current Liabilities	309,997	312,185

TOTAL LIABILITIES	309,997	312,185

Stockholders' Equity
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 47,760,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	47,760	47,760
Additional paid-in capital	879,265	876,762
Accumulated deficit	(298,148)	(238,654)
Total Stockholders’ Equity	628,877	685,868

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$938,874	$998,053

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

(Unaudited)

	Three Months ended March 31,
	2021	2020

Revenues	$99,500	$687,964
Cost of revenues	70,000	528,560
Gross profit	29,500	159,404

Operating expenses
Selling, general and administrative	86,491	77,847
Total operating expenses	86,491	77,847

Income (loss) from operations	(56,991)	81,557

Other expense
Interest expense - related party	2,503	441
Total other expenses	2,503	441

Income (loss) before income tax credit	(59,494)	81,116
Income taxes credit	-	-
Net income (loss)	$(59,494)	$81,116

Basic and diluted income (loss) per share of common stock	$(0.00)	$0.00

Weighted average number of shares of common stock outstanding	47,760,000	47,760,000

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three months ended March 31, 2021

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	-	$-	47,760,000	$47,760	$876,762	$(238,654)	$685,868

Imputed interest on related party loans	-	-	-	-	2,503	-	2,503
Net loss	-	-	-	-	-	(59,494)	(59,494)

Balance, March 31, 2021	-	$-	47,760,000	$47,760	$879,265	$(298,148)	$628,877

For the Three months ended March 31, 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	-	$-	47,760,000	$47,760	$871,680	$(121,201)	$798,239

Imputed interest on related party loans	-	-	-	-	441	-	441
Net income	-	-	-	-	-	81,116	81,116

Balance, March 31, 2020	-	$-	47,760,000	$47,760	$872,121	$(40,085)	$879,796

The accompanying notes are an integral part of these unaudited financial statements

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

(Unaudited)

	Three Months ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(59,494)	$81,116
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Imputed interest - related parties	2,503	441
Change of ROU asset and lease liabilities	(60)	2,095
Changes in operating assets and liabilities:
Inventories	70,000	528,560
Purchase deposit for inventory	-	(600,000)
Prepaid expenses	(10,667)	(12,000)
Accounts payable and accrued expenses	(10,662)	(8,762)
Deferred revenue	-	(17,464)
Net cash used in operating activities	(8,380)	(26,014)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	14,616	35,739
Net cash provided by financing activities	14,616	35,739

Net change in cash	6,236	9,725
Cash at beginning of period	18,123	911
Cash at end of period	$24,359	$10,636

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Notes to Financial Statements

March 31, 2021

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Acro Biomedical Co., Ltd. (the “Company”) is a Nevada corporation incorporated on September 24, 2014 under the name Killer Waves Hawaii, Inc. On January 30, 2017, the Company’s corporate name was changed to Acro Biomedical Co., Ltd.

The Company’s business is the sale of cordyceps related products and, to a significantly lesser extent, metallothionein MT-3 elizer, a protein that in powder form is used in health supplements. Cordyceps is a fungus that is used in traditional Chinese medicine. The Company has not sold metallothionein MT-3 elizer since the quarter ended June 30, 2018, and its present inventory and the purchase deposit for inventory are for cordyceps related products. Although the Company plans to develop a marketing plan to market the product they purchase to its customers, primarily in Hong Kong, and to develop and supply products to customers as of March 31, 2021, the Company has not taken any action with respect to its marketing plans, and it can provide no assurance that it will be able to conduct such activities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2020 have been omitted; and these unaudited interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2020 included within the Company’s transition report on Form 10-K, filled with SEC on April 2, 2021.

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

Inventories

Inventories consist of finished goods. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of first-in, first-out methods. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although the Company believes that the assumptions it uses to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded for the three months ended March 31, 2021 and 2020.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the three months ended March 31, 2021 and 2020.

COVID-19

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of March 31, 2021, incurred losses from its operations and did not generate cash from its operation for past two years and the three months ended March 31, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company proposes to fund operations through sales of its products and equity financing arrangements. However, the Company does not have any agreements or understanding with respect to any financing and, because of the lack of sales and the absence of any active trading market for its common stock, its financial condition and its lack of an operating history, the Company may not be able to raise funds for capital expenditures, working capital and other cash requirements. The Company’s ability to implement its marketing plan may also be affected by the COVID-19 pandemic and actions taken by governments to address the pandemic as well as political events and legislation in Hong Kong. If the Company cannot generate revenue from its products, it may not be able to continue in its business and may need to rely on advances from stockholders.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2021 and 2020, a stockholder paid expenses of $14,616 and $35,739 on behalf of the Company, respectively.

At March 31, 2021 and December 31, 2020, the Company owed $256,467 and $241,851 to a stockholder who is not a 5% stockholder for non-interest-bearing advances made to or paid expenses on behalf of the Company, respectively. These advances are due on demand.

At March 31, 2021 and December 31, 2020, the Company owed $1,100 to our CEO for non-interest-bearing advances made to or paid expenses on behalf of the Company. These advances are due on demand.

The Company has imputed interest at the rate of 4% on the advances made to the Company in the amount of $2,503 and $441 during the three months ended March 31, 2021 and 2020, respectively.

NOTE 5 - LEASES

On December 27, 2019, the Company entered into a lease agreement to rent a storage facility in Hong Kong for a two-year term at HK$16,500 (approximately $2,115) per month. A stockholder paid HK$33,000 (approximately $4,230) as a security deposit and HK$16,500 (approximately $2,115) as prepaid rent on behalf of the Company.

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities as follows:

	March 31,	December 31,
	2021	2020
Operating lease ROU asset	$18,618	$24,700

	March 31,	December 31,
	2021	2020
Operating lease liabilities	$18,358	$24,500

Future minimum lease payments under operating leases at March 31, 2021 were as follows:

Remainder 2021	$18,598
Thereafter	-
Total	$18,598

The Company recognized total lease expense of $6,285 and $6,285 for the three months ended March 31, 2021 and 2020, respectively, primarily related to operating rent lease costs paid to lessors.

NOTE 6 - CONCENTRATION

Revenue

During the three months ended March 31, 2021 and 2020, all revenue was derived from one customer.

Purchases

During the three months ended March 31, 2021, we did not purchase inventory.

During the three months ended March 31, 2020, we purchased inventory, which is reflected as a purchase deposit for inventory, from one supplier.

NOTE 7 - INCOME TAX

The reconciliation of income tax credit at the statutory federal income tax rate of 21% to the Company’s effective income taxes is as follows:

	Three Months ended
	March 31,
	2021	2020
Income tax expense (credit) at statutory rate	$(12,494)	$17,034
Income tax adjustment
Imputed interest	526	93
Change of valuation allowance	11,968	(17,127)
Income tax expense (credit)	$-	$-

Net deferred tax assets consist of the following components:

	March 31,	December 31,
	2021	2020
Operating loss carry forward	$78,613	$66,645
Valuation allowance	(78,613)	(66,645)
Deferred tax asset	$-	$-

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

Overview

Since January 30, 2017, following a change of control, we have been engaged in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. Our business to date has involved the purchase of products from three suppliers in the Republic of China and the sale of these products to four unrelated customers, one of which accounted for all of our sales in the quarters ended March 31, 2021 and March 31, 2020. We did not have any sales during the second, third and fourth quarters of 2020. To date, all of our sales were sales in bulk to companies who may use our products as ingredients in their products or sell the products they purchase from us to their own customers.

All of our sales to date have been sales of cordyceps related products and, in the quarter ended June 30, 2018, metallothionein MT-3 elizer. Cordyceps is a fungus that is used in traditional Chinese medicine. Cordyceps sinensis has been described as a medicine in old Chinese medical books and Tibetan medicine. It is a rare combination of a caterpillar and a fungus and found at altitudes above 4500m in Sikkim. Our present inventory and inventory deposit are for cordyseps products. The encoded protein in metallothionein MT-3 is a growth inhibitory factor, and reduced levels of the protein are observed in the brains of individuals with some metal-linked neurodegenerative disorders such as Alzheimer’s disease. We have not sold metallothionein MT-3 elizer since the quarter ended September 30, 2018, and we do not have any orders for metallothionein MT-3 elizer. We cannot assure you that we will be able to sell metallothionein MT-3 elizer in the future. We may also seek to market other products which we see as complimentary to our present products; however, we have not entered into negotiations with respect to the distribution of other products and we cannot assure you that we will be able to market any other products.

All of our revenue for the three months ended March 31, 2021 and the three months ended March 31, 2020 represents sales to one customer. We believe that our failure to sell products in the second, third and fourth quarters of 2020 resulted substantially from the COVID – 19 pandemic and actions taken by governments to address the pandemic. We believe our failure to generate sales reflects a downturn in the market in the PRC for cordyseps products as well as the political conditions in Hong Kong, and we cannot assure you that the market will improve. We also cannot assure you the political instability in Hong Kong will not affect our sales, since our customers in 2017 and 2018 were Hong Kong based customers who sold their products in the People’s Republic of China (the “PRC”) and none of these customers has made purchases from us since the quarter ended December 31, 2018. We cannot assure you that these factors will not affect our ability to generate revenues in the future and, to the extent that any of these factors affects our ability to generate revenue, we may not be able to continue in business.

At present, we have no full-time employees. Our only employee is our chief executive officer who works for us on a part-time basis, and all of our sales to date have been made by our chief executive officer. We do not presently have either a marketing staff or any manufacturing facilities. Although we plan to develop a marketing plan to market the product they purchase to our customers, primarily in Hong Kong, Taiwan and the PRC and to develop and supply products to customers, as of the date of this report, we have not taken any action with respect to our marketing plans, and we can provide no assurance that we be able to conduct such activities.

Approximately $280,000 of our inventory at March 31, 2021 has a January 2022 expiration date. None of that inventory has been sold as of date of this report. To the extent that we do not sell the inventory in advance of the expiration date, we will have to write off that inventory. To the extent that we sell products to customers who either sell the product or use the product as an ingredient in their own products, thay may reject products with a January 2022 expiration date.

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

We require funds for our operations. At March 31, 2021, we had $24,359 of cash, $868,000 of inventory of cordyceps products and a $12,000 purchase deposit for cordyceps products inventory. Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the modest sales in the three months ended March 31, 2021 and the lack of sales in the second, third and fourth quarters of 2020, our reliance of sales primarily of one product, along with the absence of an active market for our stock and our market capitalization in relation to our financial performance, together with risks related to the COVID-19 pandemic and the political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution. If we cannot raise necessary funds, we may be unable to implement our business plan.

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

Effects of COVID-19

Since our products are purchased by customers in Taiwan and Hong Kong either as one ingredient of a product to be sold to their customers or to be resold to their customers, our business has been and may continue to be impacted by the effects of the COVID-19 pandemic and the actions taken by the governments of the PRC, Hong Kong and Taiwan as they effect manufacturers and their customers. Since we had modest sales in the three months ended March 31, 2021, we cannot predict the effect of COVID-19 on our business. A prolonged outbreak could have a material adverse impact on our financial results and business operations. Factors relating to COVID-19 which significantly contributed to the modest level our revenue in the three months ended March 31, 2021 and the lack of revenue in the second, third and fourth quarters of 2020 may affect us and the market for our products include, but are not limited to, the following.

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

As the population of China, Hong Kong and Taiwan becomes vaccinated and restrictions that had been imposed to address the pandemic are lifted, we cannot assure you that our sales will increase as a result of the reduction of such restrictions.

Results of Operations

Three Months Ended March 31, 2021 and 2020

For the three months ended March 31, 2021, we had revenues of $99,500, representing the sale of cordyceps products to one customer, cost of revenue of $70,000, a gross profit of $29,500, operating expenses of $86,491, primarily professional fees relating to our status as a public company, interest expense to a related party of $2,503 and a net loss of $59,494, or $(0.00) per share (basic and diluted).

For the three months ended March 31, 2020, we had revenues of $687,964, representing the sale of cordyceps products to one customer that was the same customer in the quarter ended March 31, 2021, cost of revenue of $528,560, a gross profit of $159,404, operating expenses of $77,847, primarily professional fees relating to our status as a public company, interest expense to a related party of $441 and net income of $81,116, or $0.00 per share (basic and diluted).

Because of our dependence on a few customers, one of which accounted for all of our sales since January 1, 2019, our revenue in any quarter is dependent upon both the timing of orders from customers and the delivery of products from our suppliers.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from December 31, 2020 to March 31, 2021:

	March 31, 2021	December 31, 2020	Change	% Change
Current assets	$920,256	$973,353	$(53,097)	(5.4)%
Current liabilities	$309,997	$312,185	$(2,188)	(0.7)%
Working capital	$610,259	$661,168	$(50,909)	(7.7)%

Our principal current asset is inventory, which was $868,000 at March 31, 2021 and $938,000 at December 31, 2020. To the extent that we are not able to sell our inventory, our working capital will be materially impaired.

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	Three months Ended March 31,
	2021	2020
Cash (used in) operating activities	$(8,380)	$(26,014)
Cash provided by financing activities	14,616	35,739
Cash at end of period	24,359	10,636

Cash used in operating activities of $8,380 for the three months ended March 31, 2021 reflected primarily our net loss of $59,494 increased primarily by a decrease in inventory of $70,000 and decreased by an increase in prepaid expenses of $10,667 and a decrease in accounts payable and accrued expenses of $10,662.

Cash used in operating activities of $26,014 for the three months ended March 31, 2020 reflected primarily our net income of $81,116 increased primarily by a reduction in inventory of $528,560, and decreased primarily by a $600,000 purchase deposit for inventory, a decrease in deferred revenue of $17,464 and an increase in prepaid expenses of $12,000.

Cash provided by financing activities of $14,616 for the three months ended March 31, 2021 and $35,739 for the three months ended March 31, 2020 represented advances from related parties.

Going Concern

The accompanying unaudited financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We had minimal cash as of March 31, 2021, incurred losses from our operations and did not generate cash from its operation for past two years and the three months ended March 31, 2021. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We propose to fund operations through sales of our products and equity financing arrangements. However, we do not have any agreements or understanding with respect to any financing and, because of the lack of sales and the absence of any active trading market for our common stock, our financial condition and our lack of an operating history, we may not be able to raise funds for capital expenditures, working capital and other cash requirements. Our ability to implement our marketing plan may also be affected by the COVID-19 pandemic and actions taken by governments to address the pandemic as well as political events and legislation in Hong Kong. If we cannot generate revenue from our products, we may not be able to continue in business. We have been relying on advances from a stockholder and a related party and, until we can generate significant revenue may need to continue to rely on such advances. We cannot assure you that such funding will continue to be available to us.

Critical Accounting Policy and Estimates

Our critical accounting policies are disclosed in Note 2 of Notes to Financial Statements.

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

Item 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person and who is our only employee who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of March 31, 2021, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended December 31, 2020, management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only employee who serves as both chief executive officer and chief financial officer, who is our sole director and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

During the period ended March 31, 2021, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACRO BIOMEDICAL CO., LTD.

Dated: May 24, 2021	By:	/s/ Pao-Chi Chu
Pao-Chi Chu
Chief Executive Officer and Chief
Financial Officer

