Form 10-Q
period 2021-06-30
ACRO BIOMEDICAL CO., LTD.
filed 2021-08-23
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,536,000 shares of common stock on August 13, 2021.

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020

ASSETS
Current Assets
Cash	$215,494	$18,123
Inventories	448,000	938,000
Purchase deposit for inventory	12,000	12,000
Prepaid expenses	8,167	1,000
Security deposit	4,230	4,230
Total Current Assets	687,891	973,353

Operating lease right of use asset	12,474	24,700
TOTAL ASSETS	$700,365	$998,053

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$12,072	$24,734
Deferred revenue	20,000	20,000
Due to related parties	15,932	242,951
Operating lease liabilities	12,154	24,500
Total Current Liabilities	60,158	312,185

TOTAL LIABILITIES	60,158	312,185

Stockholders' Equity
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 54,536,000 and 47,760,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	54,536	47,760
Additional paid-in capital	20,185,456	876,762
Deferred stock compensation	(18,506,950)
Accumulated deficit	(1,092,835)	(238,654)
Total Stockholders’ Equity	640,207	685,868

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$700,365	$998,053

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$500,000	$-	$599,500	$687,964
Cost of revenues	420,000	-	490,000	528,560
Gross profit	80,000	-	109,500	159,404

Operating expenses
Selling, general and administrative	231,595	62,771	318,086	140,618
Research and development	641,725	-	641,725	-
Total operating expenses	873,320	62,771	959,811	140,618

Income (loss) from operations	(793,320)	(62,771)	(850,311)	18,786

Other expense
Interest expense - related party	1,367	928	3,870	1,369
Total other expenses	1,367	928	3,870	1,369

Income (loss) before income tax credit	(794,687)	(63,699)	(854,181)	17,417
Income taxes credit	-	-	-	-
Net income (loss)	$(794,687)	$(63,699)	$(854,181)	$17,417

Basic and diluted income (loss) per share of common stock	$(0.02)	$(0.00)	$(0.02)	$0.00

Weighted average number of shares of common stock outstanding	50,515,077	47,760,000	49,145,149	47,760,000

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Deferred stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	compensation	Deficit	Equity

Balance, December 31, 2020	-	$-	47,760,000	$47,760	$876,762	$-	$(238,654)	$685,868

Imputed interest on related party loans	-	-	-	-	2,503	-	-	2,503
Net loss	-	-	-	-	-	-	(59,494)	(59,494)

Balance, March 31, 2021	-	$-	47,760,000	$47,760	$879,265	$-	$(298,148)	$628,877

Share issuance for services	-	-	6,776,000	6,776	19,304,824	(18,506,950)	-	804,650
Imputed interest on related party loans	-	-	-	-	1,367	-	-	1,367
Net loss	-	-	-	-	-	-	(794,687)	(794,687)

Balance, June 30, 2021	-	$-	54,536,000	$54,536	$20,185,456	$(18,506,950)	$(1,092,835)	$640,207

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	-	$-	47,760,000	$47,760	$871,680	$(121,201)	$798,239
Imputed interest on related party loans	-	-	-	-	441	-	441
Net income	-	-	-	-	-	81,116	81,116
Balance, March 31, 2020	-	$-	47,760,000	$47,760	$872,121	$(40,085)	$879,796
Imputed interest on related party loans	-	-	-	-	928	-	928
Net loss	-	-	-	-	-	(63,699)	(63,699)
Balance, June 30, 2020	-	$-	47,760,000	$47,760	$873,049	$(103,784)	$817,025

The accompanying notes are an integral part of these unaudited financial statements

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

(Unaudited)

	Six Months ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(854,181)	$17,417
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Imputed interest - related parties	3,870	1,369
Stock based compensation	804,650	-
Change of ROU asset and lease liabilities	(120)	2,035
Changes in operating assets and liabilities:
Inventories	490,000	(59,440)
Purchase deposit for inventory	-	(12,000)
Prepaid expenses	(7,167)	(7,000)
Accounts payable and accrued expenses	(12,662)	(22,762)
Deferred revenue	-	(17,464)
Net cash provided by (used in) operating activities	424,390	(97,845)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	14,832	97,315
Repayment to related parties	(241,851)	-
Net cash (used in) provided by financing activities	(227,019)	97,315

Net change in cash	197,371	(530)
Cash at beginning of period	18,123	911
Cash at end of period	$215,494	$381

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Notes to Financial Statements

June 30, 2021

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Acro Biomedical Co., Ltd. (the “Company”) is a Nevada corporation incorporated on September 24, 2014 under the name Killer Waves Hawaii, Inc. On January 30, 2017, the Company’s corporate name was changed to Acro Biomedical Co., Ltd.

The Company’s business is the sale of cordyceps related products and, to a significantly lesser extent, metallothionein MT-3 elizer, a protein that in powder form is used in health supplements. Cordyceps is a fungus that is used in traditional Chinese medicine. The Company has not sold metallothionein MT-3 elizer since the quarter ended June 30, 2018, and its present inventory and the purchase deposit for inventory are for cordyceps related products. During the second quarter of 2021, the Company engaged consultants to take the initial steps to develop and implement a research and development and marketing program.  These consultants are working independently and report to the chief executive officer.  The Company cannot give any assurance that the marketing and research development activities will generate any new product or new marketing opportunities or generate any significant revenue.

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

Inventories

Inventories consist of finished goods. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of first-in, first-out methods. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although the Company believes that the assumptions it uses to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded for the six months ended June 30, 2021 and 2020.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the six months ended June 30, 2021 and 2020.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company incurred losses from its operations and had accumulated deficit as of June 30, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2021 and 2020, a stockholder paid expenses of $14,832 and $97,315 on behalf of the Company and the Company repaid $241,851 and $0 to a stockholder, respectively.

At June 30, 2021 and December 31, 2020, the Company owed $14,832 and $241,851 to a stockholder who is not a 5% stockholder for non-interest-bearing advances made to or paid expenses on behalf of the Company, respectively. These advances are due on demand.

At June 30, 2021 and December 31, 2020, the Company owed $1,100 to our CEO for non-interest-bearing advances made to or paid expenses on behalf of the Company. These advances are due on demand.

The Company has imputed interest at the rate of 4% on the advances made to the Company in the amount of $3,870 and $1,369 during the six months ended June 30, 2021 and 2020, respectively.

NOTE 5 - LEASES

On December 27, 2019, the Company entered into a lease agreement to rent a storage facility in Hong Kong for a two-year term at HK$16,500 (approximately $2,115) per month. A stockholder paid HK$33,000 (approximately $4,230) as a security deposit and HK$16,500 (approximately $2,115) as prepaid rent on behalf of the Company.

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities as follows:

	June 30,	December 31,
	2021	2020
Operating lease ROU asset	$12,474	$24,700

	June 30,	December 31,
	2021	2020
Operating lease liabilities	$12,154	$24,500

Future minimum lease payments under operating leases at June 30, 2021 were as follows:

Remainder 2021	$12,252
Thereafter	-
Total	$12,252

The Company recognized total lease expense of $12,571 and $12,571 for the six months ended June 30, 2021 and 2020, respectively, primarily related to operating rent lease costs paid to lessors.

NOTE 6 – EQUITY

During the six months ended June 30, 2021, the Company issued pursuant to the Company’s 2020 equity incentive plan, a total of 6,776,000 shares of common stock to consultants as stock grants pursuant to agreements with the consultants. The agreements provide for the consultants to perform services described in the contracts for the two-year period commencing May 25, 2021. The shares were valued at $19,311,600, based on the market price of the common stock on the respective dates of the agreements, which was $2.85 per share, and amortized over two year period on the straight line method. During the six months ended June 30, 2021, the Company recorded stock-based compensation of $804,650 and had deferred stock compensation of $18,506,950 as of June 30, 2021.

NOTE 7 - CONCENTRATION

Revenue

During the six months ended June 30, 2021, all revenue was derived from two customers, customer A, which accounted for 83% of revenue, and customer B, which accounted for 17% of revenues. During the six months ended June 30, 2020, all revenue was derived from customer B.

During the three months ended June 30, 2021, all revenue was derived from customer A.

During the three months ended June 30, 2020, we did not generate revenue.

Purchases

During the six months ended June 30, 2021, we did not purchase inventory.

During the six months ended June 30, 2020, we purchased inventory from one supplier.

We did not purchase any inventory during the three months ended June 30, 2021 and 2020. During the three months ended June 30, 2020, we received delivery of inventory which had been purchased during the three months ended March 31, 2020.

NOTE 8 - INCOME TAX

The reconciliation of income tax credit at the statutory federal income tax rate of 21% to the Company’s effective income taxes is as follows:

	Six Months ended
	June 30,
	2021	2020
Income tax expense (credit) at statutory rate	$(179,378)	$3,658
Income tax adjustment
Imputed interest	813	287
Stock based compensation	168,977	-
Change of valuation allowance	9,588	(3,945)
Income tax expense (credit)	$-	$-

Net deferred tax assets consist of the following components:

	June 30,	December 31,
	2021	2020
Operating loss carry forward	$76,233	$66,645
Valuation allowance	(76,233)	(66,645)
Deferred tax asset	$-	$-

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

Overview

Since January 30, 2017, following a change of control, we have been engaged in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. Our business to date has involved the purchase of products from three suppliers in the Republic of China and the sale of these products to five unrelated customers, two of which accounted for 83% and 17% our sales in the six months ended June 30, 2021. All of our sales in the first quarter of 2021 were sold to one customer (accounting for 17% of sales for the six month period and all of sales during the six months ended June 30, 2020) and all of the sales in the second quarter were sold to a different customer, which accounted for 83% of sales for the six months ended June 30, 2021. We did not have any sales during the second, third and fourth quarters of 2020. To date, all of our sales were sales in bulk to companies who may use our products as ingredients in their products or sell the products they purchase from us to their own customers.

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

All of our revenue for the six months ended June 30, 2021 was generated by sales to two customers, one of which accounted for all of our revenue in the both three months ended March 31, 2020 and the three months ended March 31, 2021. All of our revenue for the second quarter of 2021 was made to a different customer. We did not sell any products in the second, third and fourth quarters of 2020 substantially as a result of the COVID – 19 pandemic and actions taken by governments to address the pandemic. We believe our failure to generate sales also reflects a downturn in the market in the PRC for cordyseps products as well as the political conditions in Hong Kong, and we cannot assure you that the market will improve. We also cannot assure you the political instability in Hong Kong will not affect our sales, since our customers in 2017 and 2018 were Hong Kong based customers who sold their products in the People’s Republic of China (the “PRC”) and none of these customers has made purchases from us since the quarter ended December 31, 2018. We cannot assure you that these factors will not affect our ability to generate revenues in the future and, to the extent that any of these factors affects our ability to generate revenue, we may not be able to continue in business.

At present, we have no full-time employees. Our only employee is our chief executive officer who works for us on a part-time basis, and all of our sales to date have been made by our chief executive officer. We do not presently have any manufacturing facilities. During the three months ended June 30, 2021, we engaged consultants to perform research and development and marketing services. Because of our lack of funds, we compensated our consultant through the issuance of stock pursuant to our 2020 equity incentive plan. We issued a total of 6,776,000 shares of common stock to consultants as stock grants pursuant to agreements with the consultants. The agreements provide for the consultants to perform services described in the contracts, which include research and development and marketing services for the two-year period commencing May 25, 2021. The shares were valued at $19,311,600, based on the market price of the common stock on the respective dates of the agreements, which was $2.85 per share. During the six months ended June 30, 2021, we recorded stock-based compensation of $804,650 and had deferred stock compensation of $18,506,950 as of June 30, 2021.

Approximately $280,000 of our inventory at June 30, 2021 has a January 2022 expiration date. None of that inventory has been sold as of date of this report. We are speaking with our customers currently and believe that we will be able to sell this inventory before the expiration date.

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

We require funds for our operations. At June 30, 2021, we had $215,494 of cash, $448,000 of inventory of cordyceps products and a $12,000 purchase deposit for cordyceps products inventory. Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the modest sales in the three and six months ended June 30, 2021 and the lack of sales in the second, third and fourth quarters of 2020, our reliance of sales primarily of one product, along with the absence of an active market for our stock and our market capitalization in relation to our financial performance, together with risks related to the COVID-19 pandemic and the political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution. If we cannot raise necessary funds, we may be unable to implement our business plan.

To the extent that we implement our business plan, we anticipate that we will incur marketing and other expenses without any assurance that such expenses will generate any significant revenue or net income. Because of our cash position, we have used and may continue to use equity-based compensation for our employees and independent contractors. In August 2020, we adopted our 2020 long-term incentive plan, pursuant to which up to 12,000,000 shares can be issued. In order to pay cash expenses, we may have to rely on loans from stockholders or related parties, although we do not have any agreements or understandings at this time.

Effects of COVID-19

Since our products are purchased by customers in Taiwan and Hong Kong either as one ingredient of a product to be sold to their customers or to be resold to their customers, our business has been and may continue to be impacted by the effects of the COVID-19 pandemic and the actions taken by the governments of the PRC, Hong Kong and Taiwan as they effect manufacturers and their customers. Since we had modest sales in the six months ended June 30, 2021, we cannot predict the effect of COVID-19 on our business. A prolonged outbreak could have a material adverse impact on our financial results and business operations. Factors relating to COVID-19 which significantly contributed to the modest level our revenue in the six months ended June 30, 2021, most of which was in the second quarter, and the lack of revenue in the second, third and fourth quarters of 2020 may affect us and the market for our products which include, but are not limited to, the following.

•	The effect of COVID-19 on the ability of our customers and potential customers to manufacture products.

•	The financial health of our potential customers, including both wholesale customers and chicken farmers.

•	Since our customers may use our products as an ingredient in their products, the inability of the customer to obtain other ingredients may affect their willingness or ability to purchase our product.

•	The ability of our customers to ship their products to China and the ability of their customers to distribute product to retail markets.

11

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

As the population of China, Hong Kong and Taiwan becomes vaccinated and restrictions that had been imposed to address the pandemic are lifted, we cannot assure you that our sales will increase as a result of the reduction of such restrictions. The effects of the Delta variation and any other variations which may develop as well as other illnesses which may affect a broad segment of the population and the governmental and public response to these developments may impair the market for our products.

Results of Operations

Three and Six Months Ended June 30, 2021 and 2020

For the three months ended June 30, 2021, we had revenues of $500,000, representing the sale of cordyceps products to two customers, cost of revenue of $420,000, a gross profit of $80,000, operating expenses of $873,320, of which $641,725 represented research and development expenses related to improving the cordyceps products, $162,925 represented selling, general and administrative expenses relating to services provided by our consultants who received stock grants as compensation, and $68,670 related primarily to expenses and professional fees relating to our status as a public company. We also incurred interest expense to a related party of $1,367. As a result, we had a net loss of $794,687 or $(0.02) per share (basic and diluted).

For the three months ended June 30, 2020 we had no revenues, selling, general and administrative expenses of $62,771, related primarily to expenses and professional fees relating to our status as a public company, interest expense to a related party of $928, and a net loss of $63,699, or $(0.00) per share (basic and diluted).

For the six months ended June 30, 2021, we had revenues of $599,500, of which $500,000 was generated in the second quarter, representing the sale of cordyceps products to two customers, cost of revenue of $490,000, a gross profit of $109,500, operating expenses of $959,811, of which $641,725 represented research and development expenses related to improving the cordyceps products,$162,925 represented selling, general and administrative expenses relating to services provided by our consultants who received stock grants as compensation, and $155,161 relating primarily to expenses and professional fees relating to our status as a public company. We also incurred interest expense to a related party of $3,870. As a result, we had a net loss of $854,181 or $(0.02) per share (basic and diluted).

For the six months ended June 30, 2020 we had revenues of $687,964, all of which was generated during the first quarter, cost of revenue of $528,560, a gross profit of $159,404, selling, general and administrative expenses of $140,618, related primarily to expenses and professional fees relating to our status as a public company, interest expense to a related party of $1,369, and net income of $17,417, or $0.00 per share (basic and diluted).

Because of our dependence on a few customers, two of which accounted for all of our sales since January 1, 2019, our revenue in any quarter is dependent upon both the timing of orders from customers and the delivery of products from our suppliers.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from December 31, 2020 to June 30, 2021:

	June 30, 2021	December 31, 2020	Change	% Change
Current assets	$687,891	$973,353	$(285,462)	(29.3)%
Current liabilities	$60,158	$312,185	$(252,027)	(80.7)%
Working capital	$627,733	$661,168	$(33,435)	(5.1)%

Our principal current asset is inventory, which was $448,000 at June 30, 2021 and $938,000 at December 31, 2020. To the extent that we are not able to sell our inventory, our working capital will be materially impaired.

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	Six months Ended June 30,
	2021	2020
Cash provided by (used in) operating activities	$424,390	$(97,845)
Cash used in (provided by) financing activities	(227,019)	97,315
Cash at end of period	215,494	381

Cash provided by operating activities of 424,390 for the six months ended June 30, 2021 reflected primarily our net loss of $854,181, increased primarily by stock-based compensation of $804,650, increased by a decrease in inventory of $490,000 and a decrease in accounts payable and accrued expenses of $12,662.

Cash used in operating activities of $97,845 for the six months ended June 30, 2020 reflected primarily our net income of $17,417 decreased by an increase in inventory of $59,440, a decrease in accounts payable and accrued expenses of $22,762, and a decrease in deferred revenue of $17,464.

Cash used in financing activities of $227,019 for the six months ended June 30, 2021 primarily reflected payments to related parties of $241,851. Cash provided by financing activities for the six months ended June 30, 2020 represented advances from related parties of $97,315.

Going Concern

The accompanying unaudited financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred losses from its operations and had accumulated deficit as of June 30, 2021. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We proposes to fund operations through sales of our products and equity financing arrangements. However, we do not have any agreements or understanding with respect to any financing and, because of the lack of sales and the absence of any active trading market for our common stock, our financial condition and our lack of an operating history, we may not be able to raise funds for capital expenditures, working capital and other cash requirements. Our ability to implement its marketing plan may also be affected by the COVID-19 pandemic and actions taken by governments to address the pandemic as well as political events and legislation in Hong Kong. If we cannot generate revenue from our products, we may not be able to continue in its business and may need to rely on advances from stockholders.

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

Item 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person and who is our only employee who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of June 30, 2021, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended June 30, 2021, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACRO BIOMEDICAL CO., LTD.

Dated: August 23, 2021	By:	/s/ Pao-Chi Chu
Pao-Chi Chu
Chief Executive Officer and Chief
Financial Officer

