Form 10-Q
period 2021-09-30
ACRO BIOMEDICAL CO., LTD.
filed 2021-11-22
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,042,000 shares of common stock on November 15, 2021.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2020, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

Item 1. Financial Statements

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020

ASSETS
Current Assets
Cash	$154,663	$18,123
Inventories	448,000	938,000
Purchase deposit for inventory	12,000	12,000
Prepaid expenses	4,667	1,000
Security deposit	4,230	4,230
Total Current Assets	623,560	973,353

Operating lease right of use asset	6,268	24,700
TOTAL ASSETS	$629,828	$998,053

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$16,072	$24,734
Deferred revenue	20,000	20,000
Due to related parties	19,650	242,951
Operating lease liabilities - current	5,888	24,500
Total Current Liabilities	61,610	312,185

TOTAL LIABILITIES	61,610	312,185

Stockholders' Equity
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 60,042,000 and 47,760,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	60,042	47,760
Additional paid-in capital	32,293,328	876,762
Deferred stock compensation	(27,701,483)	-
Accumulated deficit	(4,083,669)	(238,654)
Total Stockholders’ Equity	568,218	685,868

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$629,828	$998,053

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$-	$-	$599,500	$687,964
Cost of revenues	-	-	490,000	528,560
Gross profit	-	-	109,500	159,404

Operating expenses
Selling, general and administrative	867,206	71,541	1,185,292	212,159
Research and development	2,123,450	-	2,765,175	-
Total operating expenses	2,990,656	71,541	3,950,467	212,159

Loss from operations	(2,990,656)	(71,541)	(3,840,967)	(52,755)

Other expense
Interest expense - related party	178	1,558	4,048	2,927
Total other expenses	178	1,558	4,048	2,927
Income (loss) before income tax credit	(2,990,834)	(73,099)	(3,845,015)	(55,682)
Income taxes credit	-	-	-	-
Net loss	$(2,990,834)	$(73,099)	$(3,845,015)	$(55,682)

Basic and diluted loss per share of common stock	$(0.05)	$(0.00)	$(0.07)	$(0.00)

Weighted average number of shares of common stock outstanding	56,870,065	47,760,000	51,748,417	47,760,000

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Nine Months Ended September 30, 2021

					Additional	Deferred		Total
	Preferred Stock		Common Stock		Paid in	stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	compensation	Deficit	Equity

Balance, December 31, 2020	-	$-	47,760,000	$47,760	$876,762	$-	$(238,654)	$685,868

Imputed interest on related party loans	-	-	-	-	2,503	-	-	2,503
Net loss	-	-	-	-	-	-	(59,494)	(59,494)

Balance, March 31, 2021	-	$-	47,760,000	$47,760	$879,265	$-	$(298,148)	$628,877

Stock issued for services, net of amortization of deferred compensation	-	-	6,776,000	6,776	19,304,824	(18,506,950)	-	804,650
Imputed interest on related party loans	-	-	-	-	1,367	-	-	1,367
Net loss	-	-	-	-	-	-	(794,687)	(794,687)

Balance, June 30, 2021	-	$-	54,536,000	$54,536	$20,185,456	$(18,506,950)	$(1,092,835)	$640,207

Stock issued for services, net of amortization of deferred compensation	-	-	5,506,000	5,506	12,107,694	(9,194,533)	-	2,918,667
Imputed interest on related party loans	-	-	-	-	178	-	-	178
Net loss	-	-	-	-	-	-	(2,990,834)	(2,990,834)

Balance, September 30, 2021	-	$-	60,042,000	$60,042	$32,293,328	$(27,701,483)	$(4,083,669)	$568,218

For the Nine Months Ended September 30, 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	-	$-	47,760,000	$47,760	$871,680	$(121,201)	$798,239
Imputed interest on related party loans	-	-	-	-	441	-	441
Net income	-	-	-	-	-	81,116	81,116
Balance, March 31, 2020	-	$-	47,760,000	$47,760	$872,121	$(40,085)	$879,796
Imputed interest on related party loans	-	-	-	-	928	-	928
Net loss	-	-	-	-	-	(63,699)	(63,699)
Balance, June 30, 2020	-	$-	47,760,000	$47,760	$873,049	$(103,784)	$817,025
Imputed interest on related party loans	-	-	-	-	1,558	-	1,558
Net loss	-	-	-	-	-	(73,099)	(73,099)
Balance, September 30, 2020	-	$-	47,760,000	$47,760	$874,607	$(176,883)	$745,484

The accompanying notes are an integral part of these unaudited financial statements

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

(Unaudited)

	Nine Months ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,845,015)	$(55,682)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Imputed interest - related parties	4,048	2,927
Stock based compensation	3,723,317	-
Change of ROU and lease liabilities	(180)	1,975
Changes in operating assets and liabilities:
Inventories	490,000	(59,440)
Purchase deposit for inventory	-	(12,000)
Prepaid expenses	(3,667)	(4,000)
Accounts payable and accrued expenses	(8,662)	(18,762)
Deferred revenue	-	(17,464)
Net cash provided by (used in) operating activities	359,841	(162,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	18,550	161,691
Repayment to related parties	(241,851)	-
Net cash provided by (used in) financing activities	(223,301)	161,691

Net change in cash and cash equivalents	136,540	(755)
Cash at beginning of period	18,123	911
Cash at end of period	$154,663	$156

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Notes to Financial Statements

September 30, 2021

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Acro Biomedical Co., Ltd. (the “Company”) is a Nevada corporation incorporated on September 24, 2014 under the name Killer Waves Hawaii, Inc. On January 30, 2017, the Company’s corporate name was changed to Acro Biomedical Co., Ltd.

The Company’s business is the sale of cordyceps related products and, to a significantly lesser extent, metallothionein MT-3 elizer, a protein that in powder form is used in health supplements. Cordyceps is a fungus that is used in traditional Chinese medicine. The Company has not sold metallothionein MT-3 elizer since the quarter ended June 30, 2018, and its present inventory and the purchase deposit for inventory are for cordyceps related products. During the second and third quarters of 2021, the Company engaged consultants to take the initial steps to develop and implement a research and development and marketing program. These consultants are working independently and report to the chief executive officer. The Company cannot give any assurance that the marketing and research development activities will generate any new product or new marketing opportunities or generate any significant revenue.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2020 have been omitted; and these unaudited interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2020 included within the Company’s transition report on Form 10-K, filed with SEC on April 2, 2021.

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

Inventories

Inventories consist of finished goods. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of first-in, first-out methods. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although the Company believes that the assumptions it uses to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded for the nine months ended September 30, 2021 and 2020.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the nine months ended September 30, 2021 and 2020.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company generated no revenue in the quarter ended September 30, 2021, incurred losses from its operations and had accumulated deficit as of September 30, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2021 and 2020, a stockholder paid expenses of $18,550 and $161,691 on behalf of the Company and the Company repaid $241,851 and $0 to a stockholder, respectively.

At September 30, 2021 and December 31, 2020, the Company owed $18,550 and $241,851 to a stockholder who is not a 5% stockholder for non-interest-bearing advances made to or paid expenses on behalf of the Company, respectively. These advances are due on demand.

At September 30, 2021 and December 31, 2020, the Company owed $1,100 to our CEO for non-interest-bearing advances made to or paid expenses on behalf of the Company. These advances are due on demand.

The Company has imputed interest at the rate of 4% on the advances made to the Company in the amount of $4,048 and $2,927 during the nine months ended September 30, 2021 and 2020, respectively, and $178 and $1,558 during the three months ended September 30, 2021 and 2020, respectively.

NOTE 5 - LEASES

On December 27, 2019, the Company entered into a lease agreement to rent a storage facility in Hong Kong for a two-year term at HK$16,500 (approximately $2,115) per month. A stockholder paid HK$33,000 (approximately $4,230) as a security deposit and HK$16,500 (approximately $2,115) as prepaid rent on behalf of the Company.

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities as follows:

	September 30,	December 31,
	2021	2020
Operating lease ROU asset	$6,268	$24,700

	September 30,	December 31,
	2021	2020
Operating lease liabilities	$5,888	$24,500

Future minimum lease payments under operating leases at September 30, 2021 were as follows:

Remainder 2021	$5,907
Thereafter	-
Total	$5,907

The Company recognized total lease expense of $18,856 and $18,856 for the nine months ended September 30, 2021 and 2020, respectively, primarily related to operating rent lease costs paid to lessors.

NOTE 6 – EQUITY

The Company issued a total of 6,776,000 and 5,506,000 shares of common stock to consultants as stock grants pursuant to agreements with the consultants in May 2021 and August 2021, respectively, of which 11,912,000 shares were issued pursuant to the 2020 equity incentive plan. (the “Plan”) and 370,000 were issued as restricted stock outside of the Plan. The agreements provide for the consultants to perform services described in the contracts for the two-year period commencing May 25, 2021 and August 23, 2021. The shares were valued at $19,311,600 and $12,113,200, based on the market price of the common stock on the respective dates of the agreements, which was $2.85 and $2.20 per share, respectively and amortized over two year period using the straight line method. During the nine months ended September 30, 2021, the Company recorded stock-based compensation of $3,723,317 and had deferred stock compensation of $27,701,483 as of September 30, 2021.

NOTE 7 - CONCENTRATION

Revenue

During the nine months ended September 30, 2021, all revenue was derived from two customers, customer A, which accounted for 83% of revenue, and customer B, which accounted for 17% of revenues. During the nine months ended September 30, 2020, all revenue was derived from customer B.

During the three months ended September 30, 2021 and 2020, there was no revenue.

Purchases

During the three and nine months ended September 30, 2021, the Company did not purchase inventory.

During the nine months ended September 30, 2020, the Company purchased inventory from one supplier.

The Company did not purchase any inventory during the three months ended September 30, 2020.

NOTE 8 - INCOME TAX

The reconciliation of income tax credit at the statutory federal income tax rate of 21% to the Company’s effective income taxes is as follows:

	Nine Months ended
	September 30,
	2021	2020
Income tax credit at statutory rate	$(807,453)	$(11,693)
Income tax adjustment
Imputed interest	850	615
Stock based compensation	781,897	-
Change of valuation allowance	24,706	11,078
Income tax expense (credit)	$-	$-

Net deferred tax assets consist of the following components:

	September 30,	December 31,
	2021	2020
Operating loss carry forward	$91,351	$66,645
Valuation allowance	(91,351)	(66,645)
Deferred tax asset	$-	$-

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

Overview

Since January 30, 2017, following a change of control, we have been engaged in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. Our business to date has involved the purchase of products from three suppliers in the Republic of China and the sale of these products to five unrelated customers, two of which accounted for 83% and 17% our sales in the nine months ended September 30, 2021, all of which were made in the first and second quarters of 2021. All of our revenue in the first quarter of 2021 was generated from sales to one customer (accounting for 17% of sales for the nine month period and all of sales during the nine months ended September 30, 2020, which were made in the first quarter of 2020) and all of the sales in the second quarter of 2021 were sold to a different customer, which accounted for 83% of sales for the nine months ended September 30, 2021. We did not have any sales during the third quarter of 2021 or the second, third and fourth quarters of 2020. To date, all of our sales were sales in bulk to companies who may use our products as ingredients in their products or sell the products they purchase from us to their own customers.

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

We did not sell any products in third quarter of 2021 or the second, third and fourth quarters of 2020 substantially as a result of the COVID – 19 pandemic and actions taken by governments to address the pandemic. Since we only sold to two customers in 2021, the failure of these customers to make purchases in the third quarter impacted our business as we had no sales in the third quarter. We believe our failure to generate sales also reflects a downturn in the market in the PRC for cordyseps products as well as the political conditions in Hong Kong, and we cannot assure you that the market will improve. We also cannot assure you the political instability in Hong Kong will not affect our sales, since our customers in 2017 and 2018 were Hong Kong based customers who sold their products in the People’s Republic of China (the “PRC”) and none of these customers has made purchases from us since the quarter ended December 31, 2018. We cannot assure you that these factors will not affect our ability to generate revenues in the future and, to the extent that any of these factors affects our ability to generate revenue, we may not be able to continue in business. We cannot evaluate the potential effect of inflation or the delays resulting from the world wide supply chain issues will have on our business, and we do not know the extent that these factors may have affected our failure to make sales in the third quarter of 2021.

At present, we have no full-time employees. Our only employee is our chief executive officer who works for us on a part-time basis, and all of our sales to date have been made by our chief executive officer. We do not presently have any manufacturing facilities. During the nine months ended September 30, 2021, we engaged consultants to perform research and development and marketing services. Because of our lack of funds, we compensated our consultant through the issuance of stock, primarily pursuant to our 2020 equity incentive plan. We issued 6,776,000 shares of common stock on May 25, 2021 and 5,506,000 shares of common stock on August 23, 2021 to consultants as stock grants pursuant to agreements with the consultants. The agreements provide for the consultants to perform services described in the contracts, which include research and development and marketing services for the two-year period commencing May 25, 2021 and August 23, 2021. The shares were valued at $31,424,800, based on the market price of the common stock on the respective dates of the agreements, which was $2.20 per share on August 23, 2021 and $2.85 per share on May 25, 2021. During the nine months ended September 30, 2021, we recorded stock-based compensation of $3,723,317 and had deferred stock compensation of $27,701,483 as of September 30, 2021. Stock-based compensation for the three months ended September 30, 2021 was $2,918,667

Approximately $280,000 of our inventory at September 30, 2021 has a January 2022 expiration date. None of that inventory has been sold as of date of this report. We are speaking with our customers currently and believe that we will be able to sell this inventory before the expiration date, although we cannot assure you that we will not be required to write off any unsold inventory at December 31, 2021.

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

We require funds for our operations. At September 30, 2021, we had cash of $154,663, $448,000 of inventory of cordyceps products and a $12,000 purchase deposit for cordyceps products inventory. Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the low level of sales in the nine months ended September 30, 2021 and the lack of sales in the third quarter of 2021 and the second, third and fourth quarters of 2020, our reliance of sales primarily of one product to a small number of customers, along with the absence of an active market for our stock and our market capitalization in relation to our financial performance, together with risks related to the COVID-19 pandemic and the political and legal situation in Hong Kong and potential effects of inflation and supply chain issues, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution. If we cannot raise necessary funds, we may be unable to implement our business plan.

To the extent that we implement our business plan, we anticipate that we will incur marketing and other expenses without any assurance that such expenses will generate any significant revenue or net income. Because of our cash position, we have used and may continue to use equity-based compensation for our employees and independent contractors. In August 2020, we adopted our 2020 long-term incentive plan, pursuant to which 12,282,000 shares were issued to consultants. In order to pay cash expenses, we may have to rely on loans from stockholders or related parties, although we do not have any agreements or understandings at this time.

Our research and development has related to the development of a cordyceps-infused chicken feed and the inspection, analysis and comparison of the nutritional components of eggs that are laid by chickens that are fed cordyceps-infused chicken feed. We are formulating a marketing plan for cordyceps-based chicken feed. In order to be successful, we would need to satisfy chicken farmers that the use of cordyceps-infused check feed is safe, that there is improved nutrition in the chickens and the eggs and that the cost of the feed is reasonable and that there is a market for eggs laid by chickens that were feed with cordyceps-infused chicken feed. We cannot assure you that we will be successful in developing a marketable product or that we will generate any significant revenue from this product.

Effects of COVID-19

Since our products are purchased by customers in Taiwan and Hong Kong either as one ingredient of a product to be sold to their customers or to be resold to their customers, our business has been and may continue to be impacted by the effects of the COVID-19 pandemic and the actions taken by the governments of the PRC, Hong Kong and Taiwan as they effect manufacturers and their customers. Since we had no sales in the three months ended September 30, 2021 and had modest sales in the nine months ended September 30, 2021, we cannot predict the effect of COVID-19 on our business. A prolonged outbreak could have a material adverse impact on our financial results and business operations. Factors relating to COVID-19 which significantly contributed to the lack of sales in the three months ended September 30, 2021 and the modest level our revenue in the nine months ended September 30, 2021, most of which was in the second quarter, and the lack of revenue in the second, third and fourth quarters of 2020 may affect us and the market for our products which include, but are not limited to, the following.

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

13

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

As the world has begun to open following closures as a result of the pandemic, two other factors are facing businesses and consumers, which are considered to be related to the effects of the COVID-19 pandemic. These are inflation and supply chain issues. We cannot estimate the effect of these factors on our business. To the extent that these factors result in increased prices, we may not be able to pass along the increases to our customers. Any shortages of cordyceps would effect our ability to generate sales of our products. Further, to the extent our customers use our products as an ingredient in their own products, the inability of a potential customer to obtain other raw materials as well as cost increases for such products, could affect the timing and the amount of purchases from us. We cannot assure you that our business will not be impaired by the effects of inflation and supply chain issues.

Results of Operations

Three and Nine Months Ended September 30, 2021 and 2020

For the three months ended September 30, 2021, we had no revenues, operating expenses of $2,990,656, of which $2,123,450 represented research and development expenses related primarily to the development of cordyceps-infused chicken feed, $867,206 represented selling, general and administrative expenses, primarily relating to services provided by our consultants who received stock grants as compensation, and to a lesser extent expenses and professional fees relating to our status as a public company. We also incurred interest expense to a related party of $178. As a result, we had a net loss of $2,990,834 or $(0.05) per share (basic and diluted).

For the three months ended September 30, 2020 we had no revenues, selling, general and administrative expenses of $71,541, related primarily to expenses and professional fees relating to our status as a public company, interest expense to a related party of $1,558, and a net loss of $73,099, or $(0.00) per share (basic and diluted).

For the nine months ended September 30, 2021, we had revenues of $599,500, representing the sale of cordyceps products to two customers, cost of revenue of $490,000, a gross profit of $109,500, operating expenses of $3,950,467, of which $2,765,175 represented research and development expenses related primarily to the development of cordyceps-infused chicken feed, $1,185,292 represented selling, general and administrative expenses primarily relating to services provided by our consultants who received stock grants as compensation and, to a significantly lesser extent, to expenses and professional fees relating to our status as a public company. We also incurred interest expense to a related party of $4,048. As a result, we had a net loss of $3,845,015 or $(0.07) per share (basic and diluted).

For the nine months ended September 30, 2020 we had revenues of $687,964, all of which was generated during the first quarter, cost of revenue of $528,560, a gross profit of $159,404, selling, general and administrative expenses of $212,159, related primarily to expenses and professional fees relating to our status as a public company, interest expense to a related party of $2,927, and a net loss of $55,682, or $(0.00) per share (basic and diluted).

Because of our dependence on a few customers, two of which accounted for all of our sales since January 1, 2019, our revenue in any quarter is dependent upon both the timing of orders from customers and the delivery of products from our suppliers.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from December 31, 2020 to September 30, 2021:

	September 30, 2021	December 31, 2020	Change	% Change
Current assets	$623,560	$973,353	$(349,793)	(35.9)%
Current liabilities	$61,610	$312,185	$(250,575)	(80.3)%
Working capital	$561,950	$661,168	$(99,218)	(15.0)%

Our principal current asset is inventory, which was $448,000 at September 30, 2021 and $938,000 at December 31, 2020. To the extent that we are not able to sell our inventory, our working capital will be materially impaired. Approximately $280,000 of our inventory at September 30, 2021 has a January 2022 expiration date. None of that inventory has been sold as of date of this report. We are speaking with our customers currently and believe that we will be able to sell this inventory before the expiration date, although we cannot assure you that we will not be required to write off any unsold inventory at December 31, 2021.

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine months Ended September 30,
	2021	2020
Cash provided by (used in) operating activities	$359,841	$(162,446)
Cash provided by (used in) financing activities	(223,301)	161,691
Cash at end of period	154,663	156

Cash provided by operating activities of 359,841 for the nine months ended September 30, 2021 reflected primarily our net loss of $3,845,015, increased primarily by stock-based compensation of $3,723,317 and a decrease in inventory of $490,000.

Cash used in operating activities of $162,446 for the nine months ended September 30, 2020 reflected primarily our net loss of $55,682 decreased by an increase in inventory of $59,440 and purchase deposit for inventory of $12,000, a decrease in accounts payable and accrued expenses of $18,762, and a decrease in deferred revenue of $17,464.

Cash used in financing activities of $223,301 for the nine months ended September 30, 2021 primarily reflected payments to related parties of $241,851. Cash provided by financing activities for the nine months ended September 30, 2020 represented advances from related parties of $161,691.

Going Concern

The accompanying unaudited financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated no revenue for the three months ended September 30, 2021, and we incurred losses from its operations and had accumulated deficit as of September 30, 2021. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We propose to fund operations through sales of our products and equity financing arrangements. However, we do not have any agreements or understanding with respect to any financing and, because of the lack of sales and the absence of any active trading market for our common stock, our financial condition and our lack of an operating history, we may not be able to raise funds for capital expenditures, working capital and other cash requirements. Our ability to implement its marketing plan may also be affected by the COVID-19 pandemic and actions taken by governments to address the pandemic as well as political events and legislation in Hong Kong as well as the effects or anticipated effect of inflation and supply chain issues. If we cannot generate revenue from our products, we may not be able to continue in its business and may need to rely on advances from stockholders.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person and who is our only employee who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of September 30, 2021, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended September 30, 2021, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. Other Information

On August 23, 2021, the Company issued 282,000 shares to consultants pursuant to consulting agreements. The shares were issued pursuant to Regulation S. No brokerage or other commission was paid in connection with the stock issuance. The shares bear a restricted stock legend.

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

ACRO BIOMEDICAL CO., LTD.

Dated: November 22, 2021	By:	/s/ Pao-Chi Chu
Pao-Chi Chu
Chief Executive Officer and Chief
Financial Officer

