Form 10-K
period 2021-12-31
ACRO BIOMEDICAL CO., LTD.
filed 2022-04-15
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

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

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $0.001 per share

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $69,998,000.

As of April 14, 2022, the registrant had 60,042,000 shares of common stock outstanding.

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

•	Our ability to develop and market nutritional products based on cordyceps sinensis, of which our initial product is a cordyceps-infused chicken feed;

•	The extent to which there is a market for products such as our proposed products in the United States, and our ability to address any market which may develop;

•

Our ability to satisfy chicken farmers and distributors of chicken feed products that our cordyceps-infused chicken feed is safe for the health of the chickens and the health of the people who eat the chicken and the eggs and can be purchased at a reasonable cost;

•	Our ability to negotiate an agreement with animal feed distributors to carry our products in sufficient quantity to enable us to operate profitably;

•	Our ability to obtain the significant funding that we expect to require to develop and implement our proposed business plan;

•	Our ability to generate revenue from the sale of our products;

•	Our ability to develop, establish and maintain an effective marketing and distribution program for our products;

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

•

Our ability to develop a customer base so that we are not dependent upon a small number of customers for all of our revenues, one of which accounted for all of our sales from October 1, 2019 through the first quarter of 2021, all of which were generated during the fourth quarter of 2019 and the first quarter of 2020, and the first quarter of 2021;

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

•

Any infringement or claim of infringement which may be made if we develop our own products and our ability to defend and have the resources to defend any infringement action which may be brought against us;

•	The effects on our reputation or financial condition of any product recall, whether required or voluntary;

•	The effects of fluctuation of our sales on our operating results and on our ability to order products to meet the changing needs of the market;

•	The effects of any litigation which may arise concerning the use of our products;

•	The costs associated with defending and resolving potential legal claims, even if such claims are without merit;

•	The effects on our financial condition, operating results and reputation of any adverse reactions which users of our products may sustain;

•	Any liability we may sustain as a result of any impurities in any products we may sell;

•	The development of a market for our common stock;

•	If a market in our common stock develops, actions by third parties to either sell or purchase our common stock in quantities that would have a significant effect on our stock price;

•	Risks generally associated with products that are considered nutritional supplements;

•	Current and future economic and political conditions including inflation and supply side issues, which may be ascerbated by the Russian invasion of Ukraine;

•	The impact of changes in accounting rules on our financial statements;

•	Other assumptions described in this report; and

•	Other matters that are not within our control.

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

The forward-looking statements in this annual report speak only as of the date of this annual report and you should not to place undue reliance on any forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this annual report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under in this annual report, including those described under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other reports and documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

Item 1. Business

Since January 30, 2017, following a change of control, we have been engaged in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. Our business to date has involved the purchase of products from three suppliers in the Republic of China (Taiwan). We sell product in bulk to companies who may use our products as ingredients in their products or sell the products they purchase from us to their own customers. All of our sales for the years ended December 31, 2020 and 2019 were made to one customer, and all of these sales were made in the first quarter of 2020 and the fourth quarter of 2019.

Substantially all of our sales to date have been sales of cordyceps related products.  Cordyceps is a fungus that is used in traditional Chinese medicine. Cordyceps sinensis has been described as a medicine in old Chinese medical books and Tibetan medicine. It is a rare combination of a caterpillar and a fungus and found at altitudes above 4500m in Sikkim. We may also seek to market other products which we see as complimentary to our present products; however, we have not entered into negotiations with respect to the distribution of other products and we cannot assure you that we will be able to market any other products. In the quarter ended June 30, 2018, we sold metallothionein MT-3 elizer.  We do not presently sell metallothionein MT-3 elizer, and we do not consider it part of our business.

We believe that our failure to sell products during the last nine months of 2020 resulted substantially from the COVID – 19 pandemic and actions taken by governments to address the pandemic. We believe our failure to generate sales reflects a downturn in the market in the People’s Republic of China (“PRC”) for cordyseps products, and we cannot assure you that the market will improve. We also cannot assure you the political instability in Hong Kong will not affect our sales, since our customers in 2017 and 2018 were Hong Kong-based customers who sold their products in the PRC, and none of these customers has made purchases from us since the 2018. We cannot assure you that these factors will not affect our ability to generate revenues in the future and, to the extent that any of these factors affects our ability to generate revenue, we may not be able to continue in business.

During 2021, we sold Cordycepin and cordyceps powder to three customers, who accounted for 58.5%, 3.2% and 8.3%, respectively.  During 2020 we sold Cordycepin and cordyceps powder to one customers, who was our 8.3% customer in 2021.  All sales during the 2020 were made in the first quarter of the year, and we did not have any sales during the second, third or fourth quarter of the year. We purchased all of our Cordycepin and cordyceps powder from one supplier for 2020.  We did not purchase any inventory in 2021.  Our sales are sales of our product in bulk to companies who may use our products as ingredients in their products or sell the products they purchased from us to their own customers.

Implications of Having Been an Emerging Growth Company

We ceased being an Emerging Growth Company on December 31, 2021, the last day of our fiscal year following the fifth anniversary of the completion of our initial public offering.  Since we completed our initial public offering in 2016, we ceased to be an emerging growth company after December 31, 2021.  However, as long as we remain a smaller reporting company, we will be able to take advantage of most of the reduced reporting requirements.  We will continue to qualify as a “smaller reporting company” for so long as we have either (i) a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of our most recently completed second fiscal quarter or (ii) annual revenues of less than $100 million and a public float of less than $700 million.

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

Our Business and Proposed Business

To date, all of our sales were made by our chief executive officer, who is our only employee. We plan to develop a marketing program pursuant to which we will seek to:

•	market raw materials to customers, primarily in Hong Kong, who would either sell our products or use our products as an ingredient on their products;

•	enter into agreements with customers pursuant to which we would develop and supply products which include our ingredients and which meet the specifications of the customer;

•	develop one or more products which we would sell to retail outlets which would sell our products to their customers or sell the products directly to retail customers as on-line sales.

We do not presently have either a marketing staff or any manufacturing facilities.  The only product currently in development is our proposed cordyceps-infused chicken feed.  If we can develop a product which can be marketed in a quantity sufficient to enable us to generate an operating profit from the product, we intend to develop a marketing staff by hiring a marketing manager and engaging independent sales representatives or hiring sales and marketing and sales personnel or a combination of independent representatives and sales staff. We cannot assure you that we will be able to develop the product or engage the necessary qualified personnel or to implement an effective marketing program.

Initially, we intend to focus on marketing our products to companies in the Hong Kong and Republic of China markets. To date all of our sales have been sales of products which we purchased from our suppliers. In order to market products which would be based our or our customer’s specifications, we would need to provide our potential customers with evidence that we have the capacity to develop and manufacture the products that meet both the customer’s quality specifications and delivery requirements and comply with all government requirements. Since we anticipate that the products we sell will be marketed as over the counter health supplements, both the manufacturing facility, the product and the marketing materials would have to comply with all applicable government regulations in the country in which the products are sold.

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

At present, we do not market products for retail sale. We may seek to develop our own proprietary products or we may have a supplier provide us with their products on a private label basis or we may sell a manufacturer’s brand. We cannot assure you that we can develop products, obtain products on a private-label basis or sell any products at retail. To the extent that we are selling products to consumers, whether directly through the Internet, or through retail outlets, we will need to comply with all applicable government regulations in each country in which we sell the products. In this connection, we are considering marketing products in the United States.  If we sell products in the United States, we plan to sell products through distributors who sell other non-prescription products and who will be responsible for compliance with the applicable regulations of the United States Food and Drug Administration (the “FDA”).  We also plan to market our products using the internet through a website that we plan to set up.  As of the date of this annual report, we do not have any distribution agreements and we have not established a website.  We cannot assure you that we will be successful in establishing any marketing program or establishing a website in the United States or elsewhere or that any website we establish will generate significant, if any, business.

Our initial product development work relates to the development of a cordyceps-infused chicken feed and the inspection, analysis and comparison of the nutritional components of eggs that are laid by chickens that are fed cordyceps-infused chicken feed. We are formulating a marketing plan for cordyceps-based chicken feed. In order to be successful, we would need to satisfy chicken farmers that the use of cordyceps-infused check feed is safe, that there is improved nutrition in the chickens and the eggs and that the cost of the feed is reasonable and that there is a market for eggs laid by chickens that were feed with cordyceps-infused chicken feed. We cannot assure you that we will be successful in developing a marketable product or that we will generate any significant revenue from this product

In 2021, we engaged consultants to work with us in various aspects of product development and marketing for this product.  Because of our lack of funds, we compensated our consultant through the issuance of stock, primarily pursuant to our 2020 equity incentive plan. We issued 6,776,000 shares of common stock on May 25, 2021 and 5,506,000 shares of common stock on August 23, 2021 to consultants as stock grants pursuant to agreements with the consultants. The agreements provide for the consultants to perform services described in the contracts, which include research and development and marketing services for the two-year period commencing May 25, 2021 and August 23, 2021, respectively. The shares were valued at $31,424,800, based on the market price of the common stock on the respective dates of the agreements and are being amortized over the two-year terms of the consulting agreement.  During 2021, we recorded stock-based compensation of $7,651,417 and at December 31, 2021, we had deferred stock compensation of $23,773,383 which will be recognized over the balance of the terms of the agreement.

The four areas in which we are working on this project are:

•	Cordycepts eggs composition analysis to compare the eggs laid by chickens that used our proposed product with eggs laid by chickens that did not use any special supplements;

•	Analysis of the chicken after using the product, to determine whether there are any positive or negative effects upon the heath of the chickens that are fed feed with our proposed product as a supplement.

•	Engineering the feed formula to maximize the potential benefits of the product, including using the data derived from the analysis of the eggs and chickens to modify the product.

•

Outsourcing production and establishing a quality control staff including obtaining any necessary regulatory approval for our product. This phase would be undertaken if and when we are satisfied that we have a marketable product.

The activities in which our consultants were engaged includes research relating to logistics for delivery and cost and pricing considerations, working with the chicken farmers who are participating in our project including preparing, maintaining and distributing the cordycepts egg packages for use by the farmers, conducting market research as to the buyer’s reactions and insights to the use of this product and market dynamics, designing packaging, developing seasonal product packaging, and seeking to communicate the benefits of the product as part of the package design, engaging in research as to competitor’s software, marketing, pricing and sales programs, as well as conducting marketing and research using the Internet, identifying, qualifying and contacting potential customers.  The consultants also performed preliminary work for the possible international sales, including analyzing appropriate exhibitions and trade shows, assist in the proposed labeling of product to meet regulatory requirements, take steps to insure that ingredients are processed to meet the Taiwan Food and Drug Authority for health supplement certification registration, analyze products to gain assurance that that certified ingredients do not contain contaminants such as heavy metals, microbiological contaminants, pesticides, herbicides and mycotoxins or antibiotics.  The consultants are also reviewing the possibility of patent protection.

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

The initial product development work relates to the development of a cordyceps-infused chicken feed and the inspection, analysis and comparison of the nutritional components of eggs that are laid by chickens that are fed cordyceps-infused chicken feed. We are formulating a marketing plan for cordyceps-based chicken feed. In order to be successful, we would need to satisfy chicken farmers that the use of cordyceps-infused check feed is safe, that there is improved nutrition in the chickens and the eggs and that the cost of the feed is reasonable and that there is a market for eggs laid by chickens that were feed with cordyceps-infused chicken feed. We cannot assure you that we will be successful in developing a marketable product or that we will generate any significant revenue from this product

Source of Supply

During the year ended December 31, 2020, we purchased inventory of Cordycepin and cordyceps powder, from one supplier, Aublog Inc., a Taiwan-based company. We did not purchase any inventory during 2021, and we had no inventory at December 31, 2021. The cordyceps that we are using in the development of our chicken feed product, which is the same product that we sell for human consumption, was taken from our inventory and the cordyceps used in the development project was not significant.

We do not plan to establish manufacturing facilities. We have engaged in initial discussions with potential contract manufacturers in Taiwan but, as of the date of this annual report, we do not have a formal or informal understanding with any contract manufacturer.  If we are able to negotiate acceptable terms for a contract manufacturer to manufacture our products, we would source the raw materials and have the raw materials shipped to the manufacturer who would them customize the product to meet our or our customer’s specifications. However, any product that we may sell may bear the brand names of the manufacturer rather than our brand name. If we are not able to negotiate an agreement with a contract manufacturer, we may buy finished products from a manufacturer, which we anticipate would have the manufacturer’s brand names. Even if we engage a contract manufacturer, we may still buy a manufacturer’s brand products either from our contract manufacturer or another supplier. Our ability to negotiation a contract with a supplier may be affected by both the modest level of sales for the year as well as our lack of substantial sales. We cannot assure you that we will be able to develop the necessary relationships with suppliers or contract manufacturers on reasonable terms. Our inability to enter into an agreement with a contract manufacturer may materially impair our ability to implement our business plan.

Marketing and Sales

All of our marketing and sales activities to date have been conducted by our chief executive officer, Pao-Chi Chu, who is our only employee and who provides his services on a part-time basis. All sales to date were made by Mr. Chu. If we develop a product, including our proposed corcyceps infused chicken feed, we would need to develop a distribution network.

During 2021, we had three customers, Golden Biomedium Co., Ltd., a Taiwan-based company, Vista Global Biotech Limited, a Hong Kong-based company, and King Life Biotech Co., Ltd, a Taiwan-based company, which accounted for 33.2%, 58.5% and 8.3%, respectively, of our revenues.   For 2020 King Life Biotech Co. Ltd. was our sole customer, and our sales to King Life Biotech in 2021 were in the first quarter.  We do not have any long-term contracts with any customer. We ship products pursuant to purchase orders placed by the customers.

Effects of COVID-19

Since our products are purchased by customers in Taiwan and Hong Kong either as one ingredient of a product to be sold to their customers in China or for resale to their customers, our business may be impacted by the effects of the COVID-19 pandemic as it effects manufacturers in Taiwan and Hong Kong and their customers in China. We believe that our failure to generate sales in the second, third and fourth quarters of 2020 and the third quarter of 2021 significantly resulted from the effects of the COVID-19 pandemic and these factors may continue to affect our ability to sell our products. Factors relating to the COVID-19 pandemic which may affect the market for our products include, but are not limited to, the following.

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

We sell our products to distributors and it is the responsibility of our customers to comply with applicable regulations in the countries in which they sell products, including Taiwan, China and Hong Kong.

To the extent that we either manufacture our product or have our product manufactured by a third party, we intend to use a third party for inspection, verification, testing and certification services.

Research and Development

We incurred research and development expenses of approximately $5.3 million in 2021, which reflects the amortization of equity compensation provided to our consultants whose services related to the development of our proposed chicken feed product,  We did not incur any research and development expenses in 2020.

Intellectual Property Rights

We do not have any patent or other intellectual property rights with respect to any products.

Competition

A number of companies market and sell cordyceps products in the United States, including Real Mushrooms, Bulk Supplements, Terrasoul SuperFoods; Mental Refreshment Nutrition, NOW Foods, Aloha Medicinals, Natures Elements and Swanson Premium. These products include cordyceps extract as well as products that include cordyceps along with other ingredients. Many, if not all, of these companies are better known and better capitalized than we are, and we cannot assure you that we will be able to compete successfully with these and other existing suppliers of cordyceps. There are a few companies that offer cordyceps in chicken feed.  We believe that the market for this product is relatively small since cordyceps is extremely expensive and usually used for human consumption.

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

Risks Concerning our Business

We have not generated significant revenues, we are operating at a loss, and in recent years we did not any sales during several quarters, and we cannot assure you that we can or will ever operate profitably.

For the year ended December 31, 2021, we incurred a loss of approximately $7.7 million on revenues of approximately 1.2 million, and for the year ended December 31, 2020, we incurred a loss or approximately $117,000 on revenues of approximately $688,000.  During 2021 we did not generate any revenue in the third quarter and during 2020 we did not generate any revenue in the second, third and fourth quarters.  Our gross margin was 21.7% for the year ended December 31, 2021 and 23.2% for the year ended December 31, 2020.  We will not be able to operate profitably until and unless we are able to generate sufficient revenue so that our gross profit can cover our operating expenses. We cannot assure you that we be able to operate at a profit. We do not have any full-time employees and our chief executive officer, who provides his services on a part-time basis, has not received any salary. If we increase our operations and engage in selling, marketing and research and development activities, we will incur significant selling, general and administrative expenses. Unless we can significantly increase our revenue and gross profit or raise funds from other sources, including the sale or our equity securities, we may not be able to operate profitably. The lack of an active trading market in our common stock combined with our lack of sales and can materially impair our ability to raise money through the sale of equity securities.  We cannot assure you that we can or will ever operate profitably.

We require significant funding for us to conduct our business.

At December 31, 2021, we had cash of approximately $95,000 and accounts receivable of $598,000, all of which was received during 2022, and we had no inventory.  In order for us to continue in business, we will require significant additional capital either in the form of debt or equity. Because of the absence of any active trading market in our stock, our financial condition, our modest level of sales for the 2021 and 2020, as well as our lack of any history of significant operations, our low stock price and the absence of an active market for our stock, we may be unable to raise funds through the sale of equity securities.

We incurred significant research and development expenses in 2021 with no assurance that we can or will derive significant revenue from these services.

A key element in the loss for 2021 is stock-based compensation of approximately $7.7 million reflecting the amortized portion of the value of common stock issued in 2021 to consultants for research and development and selling, general and administrative services largely relating to our proposed chicken feed product.  At December 31, 2021, we had deferred stock compensation of $23,773,383 which will be recognized over the balance of the agreements, which expire in May 2023 and August 2023.The amortization of this stock-based compensation will continue to impact the results of our operations in 2022 and 2023, with no assurance that we will derive any revenue from these services.

Our financial statements include a going concern paragraph.

Our financial statements for the year ended December 31, 2021 include a going concern paragraph. We had minimal cash at December 31, 2021, we had limited gross profit and we incurred a loss from operations for the year ended December 31, 2021 and past few years. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although we propose to fund our operations through sales of cordyceps related products and we are looking to develop our chicken feed product, to date our sales have not been significant, we have not generated sales every quarter during 2021 and 2020, and we do not have any new product which will be able to be marketed in the near future if at all.  Because of the lack of sales and the absence of any active trading market for our common stock, our financial condition and our lack of an operating history, we will have difficulty raising funds in the equity market on reasonable, if any, terms, and we have had to on advances from a minority stockholder and our officer. If we cannot generate revenue from our products, we may not be able to continue in business.  We cannot assure you that we can or will develop our proposed cordyceps-infused chicken feed product, or, if we develop the product, that we will generate significant revenue, if any.

 If we are not able to increase revenue and our customer base, we may not be able to operate profitably.

Through December 31, 2021, our revenue has primarily resulted from sales to a very limited number of customers – three in 2021 and one in 2020.  Our customer for 2020 was also the smallest of our three customers for 2021.  Our customers are based on in Taiwan and Hong Kong. Our two largest customers for 2021 were not customers in prior years.We do not have any long-term agreement with any customers and they may cease purchasing from us for any reason. Unless we are successful in generating revenue from a larger customer base, our ability to operate will be impaired. Further, we believe that the nature of the market is such that we have little ability to improve our gross margin.

Our revenue has been imparted by recent government efforts to politically stabilize Hong Kong.

Prior to 2019, our revenue was derived from Hong Kong –based customers, one of which was a customer in 2021. We believe that one factor was the political instability in Hong Kong, which affected our customers’ ability to sell products into the People’s Republic of China and their purchases from us. We cannot assure you that conditions in Hong Kong will not continue to affect our customers’ purchase from us.

Our business may be impacted by the effects of the COVID-10 pandemic which has materially impacted the Chinese economy.

Since our products are purchased by customers as one ingredient of a product to be sold to their customers in the China as well as for direct sale to customers, our business may be impacted by the effects of the COVID-19 pandemic as it effects manufacturers in Taiwan and Hong Kong and their customers in China. We had no sales during the third quarter of 2021 and the second, third and fourth quarters of 2020 as well as and the first, second and third quarters of 2019, and we believe that COVID-19 was a significant factor.  We cannot predict the effect of COVID-19 on our business. Factors which may affect the market for our products include, but are not limited to, the following.

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

If we develop a chicken feed product, which would be used by chicken farmers to feed their chicken, we may be subject to government regulations.

We are working on the development of a cordyceps-based ingredient for chicken feed which would be included as part of the chicken’s diet.  The corcyceps in the chicken feed product is the same as cordyceps sold for human consumption and is treated as Chinese traditional medicine.  To the extent that any of our products requires government approval, it is the responsibility of the manufacture to satisfy the government agency as to its compliance, and our product would need to be manufactured in a government-approved manufacturing facility.

We need to develop additional sources of supply.

Our revenue through December 31, 2021 has been derived from the sale of products purchased from three suppliers, one of which accounted for all of our purchases in the year ended December 31, 2020.  We did not purchase any inventory in 2021 and, at December 31, 2021, we did not have any inventory. We do not have any long-term agreements with any suppliers, and, accordingly, our suppliers have no contractual obligation to sell us product at a price which would enable us to generate an acceptable gross margin, if at all. We will need to develop additional sources of supply for both raw materials and any finished products which we may sell. Although we believe that alternative sources of supply of both raw materials and finished products are available, any difficulty or delay in identifying and entering into supply arrangements with suppliers could impair both our gross margins and our ability to operate profitably. Further, any shortage of raw materials or interruption of supply could also result in higher prices for those materials which we may be unable to pass on to our customers. We cannot assure you that, if we develop our business, our suppliers will be provide us with the quality of raw materials we need or the quantities we request or at a price we consider to be reasonable. Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials based on conditions outside of our control, including weather, transportation interruptions, strikes, terrorism, natural disasters, or other catastrophic events.

We need to develop and maintain marketing and distribution channels.

We presently do not have any marketing or distribution arrangements. Our sales through December 31, 2021 were made by our chief executive officer who is not a full-time employee. Unless we are able to hire qualified sales and marketing personnel and develop distribution channels to market and sell any products which we sell, we will not be able to generate sufficient revenue to enable us to operate profitably. We cannot assure you as to our ability to develop and maintain effective marketing and distribution channels or to operate profitably.

We do not have product liability insurance to protect us against any claims we may sustain.

We do not have any product liability insurance. Regardless of whether we manufacture products, we could face significant liabilities due to claims that the use of products we sell caused adverse reactions, regardless of whether we have the product manufactured for us or we purchase the product from a suppliers. We could be exposed to liability based on claims that, among others: our products contain contaminants; we provide consumers with inadequate instructions about product use; or we provide inadequate warning about side effects or interactions of our products with other substances. Even if we were to prevail in any such claims, the cost of litigation and settlement could be significant and could exceed any product liability coverage we may have. Although we intend to require any contract manufacturers to maintain product liability insurance, we cannot assure you that they will have adequate, if any, product liability insurance coverage. Since we do not have supply agreements with our present suppliers, we would have no contractual recourse against the suppliers in the event of any users should suffer adverse events following the use of products sold by us.  In addition, as we are presently test marketing our chicken feed product with a small number of chicken farmers, we cannot assure you that we will develop a marketable product and we may be subject to claims from the chicken farmers if they believe that their chicken fell ill from our product.

The market for our products is very competitive, and we may not be able to compete successfully.

The cordyceps market is highly competitive and a number of products are readily available. Most, if not all, of our competitors are substantially larger and have greater financial resources and name recognition than we do. Further, new products which may be developed or sold may increase the competitiveness of the market. We anticipate that we will be dependent, at least initially, primarily on cordyceps products. Many of our competitors offer a range of products and are not dependent on a market for cordyceps products, which can protect them in the event that the market for cordyceps products declines.  Further, a number of major company manufacture chicken fee products, including products which are intended to improve the quality of the eggs and/or the heath of the chickens.  We cannot assure you that, if we develop a chicken feed product, we will be able to generate any significant revenue from the product.

We have not conducted any study of the potential market for cordyceps-based in the United States and we cannot assure you that there is a significant market for these products in the United States.

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

The market for cordyceps products or any chicken fee product we may develop may be affected by recalls or successful litigation arising from claimed adverse reactions to products.

Any recall or lawsuits arising out of adverse reactions or perceived adverse reactions to cordyceps products or any chicken feed product we may develop and market or unfavorable comments in the press or social media could impair the market for our products, even if the recall, adverse reaction or unfavorable comments related to products manufactured and sold by other companies.

The market for our products may be dependent on public tastes, which can rapidly change.

The market for any type of supplements, including supplements used in animal fees, is subject to change in public tastes, which changes may be based on the factors described in the preceding Risk Factor or other changes in taste not relating to any specific incident or problem. Since our business plan is presently limited to cordyceps products, we will be impacted more severely by changes in tastes than we would if we offered a range of different dietary supplements. We cannot assure you that we will be able to develop, offer and sell any products other than cordyceps-based products or that any market that may exist will continue.

We may not be successful in any research and development activities in which we may engage.

We plan to engage in research and development activities with a view to developing cordyceps products to be sold in the United States, and we have commenced research and development with respect to a cordyceps based supplement product for chicken feed using consultants.  Since our consultant are working form their own locations and not from our office and we have only one employee, our chief executive officer who is not a full-time employee, we cannot provide the same degree of supervision as we would use if we had employees engaging in research and development activities on our premises.  We cannot assure you that we will be successful in developing any product or that any product we may develop will be marketable in the United States or any other country or that we will not require regulatory approval for the sale of any such product in the United States or any other country in which we seek to market the product. If regulatory approval is required, compliance with such regulations may be very expensive and we cannot assure you that we will be able to obtain such approval. As a result, we may incur significant expenses in seeking to develop a product with no assurance that we can or will develop a marketable product that complies with applicable law.

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

Our future success depends, to a significant extent, on our ability to attract, train and retain key management, marketing, sales, technical, product development and financial personnel. As of December 31, 2021 we had not taken steps to hire any such personnel.  Recruiting and retaining capable personnel, particularly those with expertise in the natural supplement business are vital to our success. There is substantial competition for qualified personnel, and we cannot assure you we will be able to attract or retain our technical and financial personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected. Our financial condition, including the absence of sales in four of the eight quarters of 2021 and 2020, and the absence of any significant market in our common stock may make it difficult for us to attract qualified personnel.

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

Our business and our ability to maintain our gross margin may be affected by inflation and the global supply chain issues.

After years of relatively low inflation, during the past year, countries throughout the world, including Asia, have be subject to inflation at a rate significantly higher than in recent years.  The slowdown resulting from the COVID-19 pandemic and steps taken by governments to address the pandemic, including the recent lockdown in a number of Chinese provinces and cities, have created major supply chain disruptions.  Although we did not purchase any inventory in 2021, expect that both the inflationary pressures and supply chain disruption that affect other industries will affect us.  These factors may result in delays in receipt of products we order, and increased costs which we may not be able to pass on to consumers.  The recent Russian invasion of Ukraine has also exacerbated the inflationary and supply chain issues.  We cannot assure you that our business will not be materially impair by inflationary and supply chain disruption.

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

Our lack of a full-time chief financial officer affects our ability to develop financial controls, which could affect the market price for our common stock.

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

As of the date of this report, there has been no active trading activity in our common stock. There can be no assurance that any significant market, or any market, will ever develop in our common stock. Because of the low public float and the lack of trading volume, any reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy share. Further, stocks with a low public float may be more subject to manipulation than a stock that has a significant public float. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

•	our low stock price, which may result in a modest dollar purchase or sale of our common stock having a disproportionately large effect on the stock price;
•	the market’s perception as to our ability to generate revenue and positive cash flow or earnings;
•	changes in our or securities analysts’ estimate of our financial performance;
•	our ability or perceived ability to obtain necessary financing for our operations;
•	the perception of the future market for our products and whether we will be successful in developing and marketing our chicken feed product;
•	the anticipated or actual results of our operations;
•	changes in market valuations of other natural supplement companies;
•	any discrepancy between anticipated or projected results and actual results of our operations;
•	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and
•	other factors not within our control.

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

Mr. Pao-Chi Chu, our chief executive officer, owns 30,000,000 shares of common stock, representing approximately 49.97% of our outstanding common stock. As a result, Mr. Chu has the power, without the vote of any other stockholders, to elect all of our directors and, with minimal support from other stockholders, take any action requiring stockholder approval, including any amendment to our certificate of incorporation, merger, sale of assets or other major corporate transaction.

We do not intend to pay any cash dividends in the foreseeable future. We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

ITEM 2. PROPERTIES

On November 3, 2021, we entered into lease agreement to rent a storage facility in Hong Kong for a two-year term at HK$17,000 (approximately $2,190) per month and we paid HK$33,000 (approximately $4,230) as a security deposit.

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

As of March 31, 2022, we had 203 record holders of our common stock.

Transfer Agent

Cleartrust, LLC, 16540 Pointe Village Drive; Suite 210, Lutz, Florida 33558 is the transfer agent for our common stock.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Agreements

The following table gives information concerning common stock that may be issued pursuant to equity compensation plans as of December 31, 2021.

Equity Compensation Agreements Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (#)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders (1)	-	$-	-
Total	-	$-	-

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

Overview

Since January 30, 2017, following a change of control, we have been engaged in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. Our business to date has involved the purchase of products from three suppliers in Taiwan and the sale of these products to four unrelated customers, one of which accounted for all of our sales in the years ended December 31, 2020 and 2019. We did not have any sales during the third quarter of 2021, the second, third and fourth quarters of 2020 and the first three quarters of 2019. We sell product in bulk to companies who may use our products as ingredients in their products or sell the products they purchase from us to their own customers.

All of our sales to date have been sales of cordyceps related products except that, in in the quarter ended June 30, 2018, we sold metallothionein MT-3 elizer, a product that we do not currently sell. Cordyceps is a fungus that is used in traditional Chinese medicine. Cordyceps sinensis has been described as a medicine in old Chinese medical books and Tibetan medicine. It is a rare combination of a caterpillar and a fungus and found at altitudes above 4500m in Sikkim. We may also seek to market other products which we see as complimentary to our present products; however, we have not entered into negotiations with respect to the distribution of other products, and we cannot assure you that we will be able to market any other products.

All of our revenue for the years ended December 31, 2021 and 2020 represents sales to three customers and one customer, respectively.  During 2021, our three customers accounted for was 58.5%, 33.2% and 8.3%. Our sole customer for 2020 was the smallest of the three customers for 2021.

We believe that our failure to sell products in the third quarter of 2021 and second, third and fourth quarters of 2020 resulted substantially from the COVID – 19 pandemic and actions taken by governments to address the pandemic, as well as a continuation of downturn in the market in the PRC for cordyseps products as well as the political conditions in Hong Kong, and we cannot assure you that the market will improve. We also cannot assure you the political instability in Hong Kong will not affect our sales, since our customers in 2017 and 2018 were Hong Kong based customers who sold their products in the PRC and none of these customers has made purchases from us since the quarter ended December 31, 2018. We cannot assure you that these factors will not affect our ability to generate revenues in the future and, to the extent that any of these factors affects our ability to generate revenue, we may not be able to continue in business.

At present, we have no full-time employees. Our only employee is our chief executive officer who work for us on a part-time basis. We face significant risks in implementing our business plan, as described under Item 1.Business – Our Business and Proposed Business, including, but not limited to, our ability to raise the necessary financing either through the sale of debt or equity securities or through a loan facility, our ability to increase our customer base and supply chain, our ability to increase our gross margins, our ability to hire and retain qualified research and development, marketing and administrative personnel, our ability to develop products and to market in the United States and other western markets any products we may develop, our ability to comply with any government regulations relating to the manufacture, distribution and marketing any products we develop. We cannot assure you that we can or will develop any products or generate revenue or profits in the future.

Our statement of operation reflects the amortization of common stock issued to consultants in connection with our proposed chicken feed product.  We issued a total of 12,282,000 shares of common stock to consultants as stock grants pursuant to agreements with the consultants in May and August 2021. The agreements provide for the consultants to perform services described in the contracts for the two-year period commencing the date of the agreements.  The shares were valued at $31,424,800, based on the market price of the common stock on the respective dates of the agreements, and is being amortized over two-year period starting from the date of the agreement using the straight-line method. During the year ended December 31, 2021, the Company recorded stock-based compensation of $7,651,417 and had deferred stock compensation of $23,773,383 as of December 31, 2021 which will be recognized over the balance of the agreements

We require funds for our operations. At December 31, 2021, we had $95,248 in cash, $598,000 in accounts receivables, which have been collected as of the date of this annual report, and no inventory. Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales in the four out of eight quarters in 2021 and 2020, our reliance of sales primarily of one product, along with the absence of an active market for our stock and our market capitalization in relation to our financial performance, together with risk related to the COVID-19 pandemic and the political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution.

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

Inflation and Supply Chain Disruption

After years of relatively low inflation, during the past year, countries throughout the world, including Asia, have be subject to inflation at a rate significantly higher than in recent years.  The slowdown resulting from the COVID-19 pandemic and steps taken by governments to address the pandemic, including the recent lockdown in a number of Chinese provinces and cities, have created major supply chain disruptions.  Although we did not purchase any inventory in 2021, expect that both the inflationary pressures and supply chain disruption that affect other industries will affect us.  These factors may result in delays in receipt of products we order, and increased costs which we may not be able to pass on to consumers.  The recent Russian invasion of Ukraine has also exacerbated the inflationary and supply chain issues.  We cannot assure you that our business will not be materially impair by inflationary and supply chain disruption.

Results of Operations

Years Ended December 31, 2021 and 2020.

For the year ended December 31, 2021, we had revenue of $1,197,500, representing sales to three customers.  We had no revenue for the third quarter of 2021. Our gross profit was $259,500, and our gross margin was 21.7%. We had operating expenses of $7,953,078, representing research and development expenses of $5,285,175 and selling, general and administrative expenses of $2,667,903, which included stock-based compensation of $7,651,417 paid to consultant working on research and development and marketing and related expense relating to our proposed chicken feed product.  As a result of the foregoing, we had a net loss of $7,697,828, or $(0.14) per share (basic and diluted).

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

 We imputed interest at the rate of 4% on the advances made to us by a stockholder in the amount of $4,250 and $5,082 for the years ended December 31, 2021 and 2020, respectively.

Because of our dependence on a few customers, and we had three customers in 2020 and 2021, our revenue in any quarter is dependent upon both the timing of orders from customers and the delivery of products from our suppliers.

Liquidity and Capital Resources

The following table sets forth information relating to our working capital at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020	Change
Current assets	$706,415	$973,353	$(266,938)
Current liabilities	$91,651	$312,185	$(220,534)
Working capital	$614,764	$661,168	$(46,404)

The following is a summary of the statements of cash flows for the years ended December 30, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Cash provided by (used in) operating activities	$299,335	$(199,460)
Cash provided by investing activities	-	-
Cash provided by (used in) financing activities	(222,210)	216,672
Cash and cash equivalents end of year	95,248	18,123

Cash provided by operating activities for the year ended December 31, 2021 reflected the net loss of $7,697,828, decreased primarily by stock-based compensation of $7,651,417, decrease in inventories of $938,000, increased by an increase in accounts receivable of $598,000.

Cash used in operating activities for the year ended December 31, 2020 reflected the net loss of $117,453, decreased primarily by an increase in inventory of $71,440, including an inventory deposit of $12,000.

Cash used in financing activities for the year ended December 31, 2021 of $222,210 represented repayments of loans to a minority stockholder of $241,851 and advances from the minority stockholder of $19,641.

Cash provided by financing activities for the year ended December 31, 2020 represented advances from related parties of $216,672.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We had minimal cash as of December 31, 2021, had limited gross profit and incurred a loss from operations for the year ended December 31, 2021 and past few years. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although we propose to fund our operations through sales of cordyceps related products and we are looking to develop our chicken feed product, to date our sales have not been significant, we have not generated sales in four quarters during 2021 and 2020, and we do not have any new product which will be able to be marketed in the near future, if at all.  Because of the lack of sales and the absence of any active trading market for our common stock, our financial condition and our lack of an operating history, we will have difficulty raising funds in the equity market on reasonable, if any, terms, and we have had to on advances from a minority stockholder and our officer. If we cannot generate revenue from our products, we may not be able to continue in business.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NA

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021, the end of the period covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2021, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2021, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)
Pao-Chi Chu	68	Chief executive officer, chief financial officer, president, secretary and director

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors of issuers whose securities are registered pursuant to the Securities Exchange Act and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Our chief executive officer who is our only officer and director is current is these filing.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended December 31, 2021 and 2020, earned by or paid to our executive officers.

Name and Principal Position	Period	Salary ($)	Bonus Awards ($)	Stock Awards ($)	Options/ Warrant Awards (1) ($)	Non-Equity Plan Compensation ($)	Nonqualified Deferred Earnings ($)	All Other Compensation ($)	Total ($)

Pao-Chi Chu	2021	-	-	-	-	-	-	-	-
CEO, CFO and President	2020	-	-	-	-	-	-	-	-

Employment Agreements

We have no employment agreements with Mr. Chu.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our officers.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards at December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of April 5, 2022, by:

•	Each director;
•	Each current officer named in the summary compensation table;
•	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and
•	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of options, warrants or convertible securities) within 60 days of April 5, 2022. None of the named beneficial owners held any options, warrants or convertible securities at April 5, 2022.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Pao-Chi Chu 2F, No. 356, Dunhua S. Road, Da’an Dist Taipei City 106, Taiwan, ROC	30,000,000	49.97%

All officers and directors as a group (one individual)	30,000,000	49.97%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the years ended December 31, 2021 and 2020, Pao-Chin Chu, our chief executive officer, and a minority stockholder paid expenses of $19,641 and $216,672 on our behalf, and, during the year ended December 31, 2021, we repaid $241,851 and $0, respectively, of expenses advanced by the minority shareholder, respectively.

At December 31, 2021 and 2020, we owed $1,100 and $1,100 to our chief executive officer for non-interest-bearing advances made to us or on our behalf. These advances are due on demand.

 At December 31, 2021 and 2020, we owed $19,641 and $241,851 to a stockholder who is not a 5% stockholder for non-interest-bearing advances made to or on behalf of the Company, respectively. These advances are due on demand.

We have imputed interest at the rate of 4% on the advances made to or on behalf of the Company. Imputed interest amounted to $4,250 and $5,082, during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, we had amounts due to related parties of $20,741 and $242,951, respectively.

Director Independence

We have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Prager Metis, CPAs LLC for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Audit fees	$44,250	$33,250
Audit-related fees	-	-
Tax fees	-	-
All other fees	$-	4,500

Audit fees consist of fees related to professional services rendered in connection with the audit and review of our annual financial statements.

All other fees in 2020 relate to professional services rendered in connection our registration statements on Form S-8 and Form 10.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company.(1)
3.2	Bylaws of the Company. (1)
4.1	Description of the Company’s Common Stock(2)
10.1	Acro Biomedical Co., Ltd. 2020 Equity Incentive Plan(3)
31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Document
101.DEF	XBRL Taxonomy Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

______________

(1)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the SEC on February 1, 2017.
(2)	Filed as an exhibit on to the Company’s registration statement on Form 10, which was filed on September 8, 2020.
(3)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the SEC on August 13, 2020.

Item 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRO BIOMEDICAL CO., LTD.

Date: April 15, 2022	By:	/s/ Pao-Chi Chu
	Name:	Pao-Chi Chu
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pao-Chi Chu	Director, chief executive officer and	April 15, 2022
Pao-Chi Chu	chief financial officer (principal executive, financial and accounting officer)

ACRO BIOMEDICAL CO., LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Acro Biomedical Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Acro Biomedical Co., Ltd. ("the Company") as of December 31, 2021, and 2020, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2021, and 2020, and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020 and the results of its operations and its cash flows for the years ended December 31, 2021, and 2020 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had limited cash as of December 31, 2021, had limited gross profit and incurred a loss from its operations for the year ended December 31, 2021 and past few years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there is no critical audit matters for the current audit period.

 /s/ Prager Metis CPAs, LLC

We have served as the Company's auditor since 2018.

Hackensack, New Jersey

April 15, 2022

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

	December 31,	December 31,
	2021	2020

ASSETS
Current Assets
Cash	$95,248	$18,123
Accounts receivable	598,000	-
Inventories	-	938,000
Purchase deposit for inventory	12,000	12,000
Prepaid expenses	1,167	1,000
Security deposit	-	4,230
Total Current Assets	706,415	973,353

Operating lease right of use asset	50,432	24,700
Security deposit	4,230	-
TOTAL ASSETS	$761,077	$998,053

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$26,197	$24,734
Deferred revenue	20,000	20,000
Due to related parties	20,741	242,951
Operating lease liabilities - current	24,713	24,500
Total Current Liabilities	91,651	312,185

Operating lease liabilities - noncurrent	25,719	-
TOTAL LIABILITIES	117,370	312,185

Stockholders' Equity
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 60,042,000 and 47,760,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	60,042	47,760
Additional paid-in capital	32,293,530	876,762
Deferred stock compensation	(23,773,383)	-
Accumulated deficit	(7,936,482)	(238,654)
Total Stockholders’ Equity	643,707	685,868

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$761,077	$998,053

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

	Years ended
	December 31,
	2021	2020

Revenues	$1,197,500	$687,964
Cost of revenues	938,000	528,560
Gross profit	259,500	159,404

Operating expenses
Selling, general and administrative	2,667,903	289,867
Research and development	5,285,175	-
Total operating expenses	7,953,078	289,867

Loss from operations	(7,693,578)	(130,463)

Other expense
Interest expense - related party	4,250	5,082
Total other expenses	4,250	5,082

Loss before income tax credit	(7,697,828)	(135,545)
Income taxes credit	-	(18,092)
Net loss	$(7,697,828)	$(117,453)

Basic and diluted loss per share of common stock	$(0.14)	$(0.00)

Weighted average number of shares of common stock outstanding	53,838,855	47,760,000

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid in	Deferred stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	compensation	Deficit	Total

Balance, December 31, 2019	-	$-	47,760,000	$47,760	$871,680	$-	$(121,201)	$798,239

Imputed interest on related party loans	-	-	-	-	5,082	-	-	5,082
Net loss	-	-	-	-	-	-	(117,453)	(117,453)

Balance, December 31, 2020	-	-	47,760,000	47,760	876,762	-	(238,654)	685,868

Share issuance for service	-	-	12,282,000	12,282	31,412,518	(23,773,383)	-	7,651,417
Imputed interest on related party loans	-	-	-	-	4,250	-	-	4,250
Net loss	-	-	-	-	-	-	(7,697,828)	(7,697,828)

Balance, December 31, 2021	-	$-	60,042,000	$60,042	$32,293,530	$(23,773,383)	$(7,936,482)	$643,707

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

	Years ended
	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,697,828)	$(117,453)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Imputed interest - related parties	4,250	5,082
Stock based compensation	7,651,417	-
Change of ROU and lease liabilities	200	1,915
Changes in operating assets and liabilities:
Accounts receivable	(598,000)	-
Inventories	938,000	(59,440)
Purchase deposit for inventory	-	(12,000)
Prepaid expenses	(167)	(1,000)
Accounts payable and accrued expenses	1,463	900
Deferred revenue	-	(17,464)
Net cash provided by (used in) operating activities	299,335	(199,460)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	19,641	216,672
Repayment to related parties	(241,851)	-
Net cash provided by (used in) financing activities	(222,210)	216,672

Net change in cash	77,125	17,212
Cash at beginning of year	18,123	911
Cash at end of year	$95,248	$18,123

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Increase in the right-of-use asset and lease liability	$50,432	$-

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

The Company’s business is the sale of cordyceps related products. Cordyceps is a fungus that is used in traditional Chinese medicine. During the second and third quarters of 2021, the Company engaged consultants to take the initial steps to develop and implement a research and development and marketing program. These consultants are working independently and report to the chief executive officer. The Company cannot give any assurance that the marketing and research development activities will generate any new product or new marketing opportunities or generate any significant revenue.

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

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

Inventories

Inventories consist of finished goods. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of first-in, first-out methods. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although the Company believes that the assumptions it uses to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded for the years ended December 31, 2021 and 2020.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our balance sheets if the lease term is more than one year. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets.

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

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common stock issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the years ended December 31, 2021 and 2020, respectively.

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

The carrying values of our financial instruments, including, cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses and due to related parties approximate their fair values due to the short-term maturities of these financial instruments.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize the deferred tax assets through future operations.

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

Deferred revenue at December 31, 2021 and 2020, was $20,000, respectively.

Recent Accounting Pronouncements

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

COVID 19

Since our products are purchased by customers in the Republic of China (Taiwan) and Hong Kong who sold products to their customers in the People’s Republic of China (the “PRC”), our business was impacted by the effects of the COVID-19 pandemic and the actions taken by the governments of the PRC, the Republic of China (Taiwan) and Hong Kong. We cannot predict the effect on our business of the COVID-19 pandemic and the steps taken by governments to address the pandemic. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company.  Factors relating to COVID-19 which significantly contributed to the lack of revenue in the third quarters of 2021 and the modest level our revenue in 2021, most of which was in the fourth quarter, and the failure to generate any of revenue in the second, third and fourth quarters of 2020 may continue affect us and the market for our products which include, but are not limited to, the following.

As the population of China, Hong Kong and Taiwan becomes vaccinated and restrictions that had been imposed to address the pandemic are lifted, we cannot assure you that our sales will increase as a result of the reduction of such restrictions. The effects of the Delta and Omicron variation and any other variations which may develop as well as other illnesses which may affect a broad segment of the population and the governmental and public response to these developments may impair the market for our products, including the recent lockdown in a number of provinces and municipalities in China.

As the world has begun to open following closures as a result of the pandemic, two other factors are facing businesses and consumers, which are considered to be related to the effects of the COVID-19 pandemic. These are inflation and supply chain issues, which have been exacerbated by the recent Russian invasion of Ukraine. We cannot estimate the effect of these factors on our business. To the extent that these factors result in increased prices, we may not be able to pass along the increases to our customers. Any shortages of cordyceps would effect our ability to generate sales of our products. Further, to the extent our customers use our products as an ingredient in their own products, the inability of a potential customer to obtain other raw materials as well as cost increases for such products, could affect the timing and the amount of purchases from us. We cannot assure you that our business will not be impaired by the effects of inflation and supply chain issues.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of December 31, 2021, had limited gross profit and incurred a loss from operations for the year ended December 31, 2021 and past few years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - EQUITY

Common Stock

The Company issued a total of 6,776,000 and 5,506,000 shares of common stock to consultants as stock grants pursuant to agreements with the consultants in May 2021 and August 2021, respectively, of which 11,912,000 shares were issued pursuant to the 2020 equity incentive plan. (the “Plan”) and 370,000 were issued as restricted stock outside of the Plan. The agreements provide for the consultants to perform services described in the contracts for the two-year period commencing May 25, 2021 and August 23, 2021. The shares were valued at $19,311,600 and $12,113,200, based on the market price of the common stock on the respective dates of the agreements, which was $2.85 and $2.20 per share, respectively, and is being amortized over two-year period starting from the date of the agreement using the straight-line method. During the year ended December 31, 2021, the Company recorded stock-based compensation of $7,651,417 and had deferred stock compensation of $23,773,383 as of December 31, 2021 which will be recognized over the balance of the agreements.

During the year ended 2020, the Company did not issue any common stock.

2020 Long-Term Incentive Plan

On August 7, 2020, the Company’s board of directors adopted, and on August 8, 2020, the Company’s stockholders approved, by a written consent signed by the Company’s principal stockholder who is the Company’s sole executive and director and who held 62.8% of the Company’s common stock, the Company’s 2020 Long-Term Incentive Plan, pursuant to which a maximum of 12,000,000 shares of common stock may be issued pursuant to restricted stock grants, incentive stock options, non-qualified stock options and other equity-based incentives may be granted. Awards under the plan may be issued to employees, directors of the Company or its affiliates or consultants.

NOTE 5 - INCOME TAXES

The reconciliation of income tax expense at the U.S. statutory rate of 21% to the Company’s effective tax rate is as follows:

	Years ended
	December 31,
	2021	2020
Income tax expense (credit) at statutory rate	$(1,616,544)	$(28,464)
Income tax adjustment
Imputed interest	893	1,067
Operating losses utilized	-	(18,092)
Change of valuation allowance	1,615,651	27,397
Income tax expense (credit)	$-	$(18,092)

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2021	2020
Operating loss carry forward	$1,682,296	$66,645
Valuation allowance	(1,682,296)	(66,645)
Deferred tax asset	$-	$-

The Company has approximately $8 million net operating loss carryforwards that are available to reduce future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for the year ended December 31, 2021 and 2020 because it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2021 and 2020, our chief executive officer and a minority stockholder paid expenses of $19,641 and $216,672 on behalf of the Company, and the Company repaid $241,851 and $0, respectively, of expenses advanced by the minority shareholder, respectively.

At December 31, 2021 and 2020, the Company owed $1,100 and $1,100 to our CEO for non-interest-bearing advances made to or on behalf of the Company, respectively. These advances are due on demand.

At December 31, 2021 and 2020, the Company owed $19,641 and $241,851 to a stockholder who is not a 5% stockholder for non-interest-bearing advances made to or on behalf of the Company, respectively. These advances are due on demand.

The Company has imputed interest at the rate of 4% on the advances made to or on behalf of the Company. Imputed interest amounted to $4,250 and $5,082, during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the Company had amounts due to related parties of $20,741 and $242,951, respectively.

NOTE 7 – LEASES

On December 27, 2019, the Company entered into a lease agreement to rent a storage facility in Hong Kong for a two-year term at HK$16,500 (approximately $2,115) per month. A stockholder paid HK$33,000 (approximately $4,230) as a security deposit and HK$16,500 (approximately $2,115) as prepaid rent on behalf of the Company.  The lease expired in December 2021.

On November 3, 2021, the Company entered into a lease agreement to rent a storage facility in Hong Kong for a two-year term at HK$17,000 (approximately $2,190) per month and HK$33,000 (approximately $4,230) as a security deposit.  These payments were paid by the stockholder on behalf of the Company.

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities as follows:

	December 31,	December 31,
	2021	2020
Operating lease ROU asset	$50,432	$24,700

	December 31,	December 31,
	2021	2020
Operating lease liabilities
Current portion	$24,713	$24,500
Non-current portion	25,719	-
Total	$50,432	$24,500

Future minimum lease payments under operating leases at December 31, 2021 were as follows:

2022	$26,280
2023	26,280
Thereafter	-
Total	$52,560

The Company recognized total lease expense of $25,140 and $26,141 for the years ended December 31, 2021 and 2020, respectively.

NOTE 8 – CONCENTRATION

Revenue

During the year ended December 31, 2021, all revenues were derived from three customers where for a first customer was 58.5%, a second customer was 33.2%, and a third customer was 8.3%.

During the year ended December 31, 2020, all revenues were derived from one customer.

Purchase

During the year ended December 31, 2021, we did not purchase inventory.

During the year ended December 31, 2020, we purchased inventory from one supplier.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and determined that no subsequent event requires recognition or disclosure to the financial statements.

