Form 10-Q
period 2022-03-31
ACRO BIOMEDICAL CO., LTD.
filed 2022-05-16
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,042,000 shares of common stock on May 10, 2022.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2021, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

Item 1. Financial Statements

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$357,668	$95,248
Accounts receivable	298,500	598,000
Purchase deposit for inventory	12,000	12,000
Prepaid expenses	11,850	1,167
Total Current Assets	680,018	706,415

Operating lease right of use asset	44,346	50,432
Security deposit	4,230	4,230
TOTAL ASSETS	$728,594	$761,077

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$-	$26,197
Deferred revenue	20,000	20,000
Due to related parties	21,029	20,741
Operating lease liabilities - current	24,961	24,713
Total Current Liabilities	65,990	91,651

Operating lease liabilities - noncurrent	19,385	25,719
TOTAL LIABILITIES	85,375	117,370

Stockholders’ Equity
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 60,042,000 shares issued and outstanding as of March 31, 2022, and December 31, 2021	60,042	60,042
Additional paid-in capital	32,293,739	32,293,530
Deferred stock compensation	(19,845,283)	(23,773,383)
Accumulated deficit	(11,865,279)	(7,936,482)
Total Stockholders’ Equity	643,219	643,707

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$728,594	$761,077

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Revenues	$298,500	$99,500
Cost of revenues	222,000	70,000
Gross profit	76,500	29,500

Operating expenses
Selling, general and administrative	1,485,088	86,491
Research and development	2,520,000	-
Total operating expenses	4,005,088	86,491

Loss from operations	(3,928,588)	(56,991)

Other expense
Interest expense - related party	209	2,503
Total other expenses	209	2,503

Loss before income tax credit	(3,928,797)	(59,494)
Income taxes credit	-	-
Net loss	$(3,928,797)	$(59,494)

Basic and diluted loss per share of common stock	$(0.07)	$(0.00)

Weighted average number of shares of common stock outstanding	60,042,000	47,760,000

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three months Ended March 31, 2022

					Additional	Deferred		Total
	Preferred Stock		Common Stock		Paid in	stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	compensation	Deficit	Equity
Balance, December 31, 2021	-	$-	60,042,000	$60,042	$32,293,530	$(23,773,383)	$(7,936,482)	$643,707

Amortization of deferred stock compensation	-	-	-	-	-	3,928,100	-	3,928,100
Imputed interest on related party loans	-	-	-	-	209	-	-	209
Net loss	-	-	-	-	-	-	(3,928,797)	(3,928,797)

Balance, March 31, 2022	-	$-	60,042,000	$60,042	$32,293,739	$(19,845,283)	$(11,865,279)	$643,219

For the Three months ended March 31, 2021

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	-	$-	47,760,000	$47,760	$876,762	$(238,654)	$685,868

Imputed interest on related party loans	-	-	-	-	2,503	-	2,503
Net loss	-	-	-	-	-	(59,494)	(59,494)

Balance, March 31, 2021	-	$-	47,760,000	$47,760	$879,265	$(298,148)	$628,877

The accompanying notes are an integral part of these unaudited financial statements

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,928,797)	$(59,494)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Imputed interest - related parties	209	2,503
Amortization of deferred stock compensation	3,928,100	-
Change of ROU and lease liabilities	-	(60)
Changes in operating assets and liabilities:
Accounts receivable	299,500	-
Inventories	-	70,000
Prepaid expenses	(10,683)	(10,667)
Accounts payable and accrued expenses	(26,197)	(10,662)
Net cash provided by (used in) operating activities	262,132	(8,380)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	288	14,616
Net cash provided by financing activities	288	14,616

Net change in cash	262,420	6,236
Cash at beginning of period	95,248	18,123
Cash at end of period	$357,668	$24,359

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Notes to Financial Statements

March 31, 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2021 has been omitted; and these unaudited interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2021 included within the Company’s annual report on Form 10-K for the year ended December 31, 2021.

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

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the three months ended March 31, 2022 and 2021.

COVID-19

Since our products are purchased by customers in the Republic of China (Taiwan) and Hong Kong who sold products to their customers in the People’s Republic of China (the “PRC”), our business was impacted by the effects of the COVID-19 pandemic and the actions taken by the governments of the PRC, the Republic of China (Taiwan) and Hong Kong. We cannot predict the effect on our business of the COVID-19 pandemic and the steps taken by governments to address the pandemic. A prolonged outbreak as well as lockdowns in the PRC could have a material adverse impact on financial results and business operations of the Company. Factors relating to COVID-19 which significantly contributed to the lack of revenue in the third quarters of 2021 and the modest level our revenue in 2021, most of which was in the fourth quarter, and the failure to generate any of revenue in the second, third and fourth quarters of 2020 may continue affect us and the market for our products which include, but are not limited to, the following.

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

As the world has begun to open following closures as a result of the pandemic, two other factors are facing businesses and consumers, which are considered to be related to the effects of the COVID-19 pandemic. These are inflation and supply chain issues, which have been exacerbated by the recent Russian invasion of Ukraine. We cannot estimate the effect of these factors on our business. To the extent that these factors result in increased prices, we may not be able to pass along the increases to our customers. Any shortages of cordyceps would affect our ability to generate sales of our products. Further, to the extent our customers use our products as an ingredient in their own products, the inability of a potential customer to obtain other raw materials as well as cost increases for such products, could affect the timing and the amount of purchases from us. We cannot assure you that our business will not be impaired by the effects of inflation and supply chain issues.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had limited gross profit and incurred a loss from operations for the three months ended March 31, 2022 and past few years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022 and 2021, a stockholder paid expenses of $288 and $14,616 on behalf of the Company, respectively.

At March 31, 2022 and December 31, 2021, the Company owed $19,929 and $19,641 to a stockholder who is not a 5% stockholder for non-interest-bearing advances made to or paid expenses on behalf of the Company, respectively. These advances are due on demand.

At March 31, 2022 and December 31, 2021, the Company owed $1,100 to our CEO for non-interest-bearing advances made to or paid expenses on behalf of the Company. These advances are due on demand.

The Company has imputed interest at the rate of 4% on the advances made to the Company in the amount of $209 and $2,503 during the three months ended March 31, 2022 and 2021, respectively.

NOTE 5 - LEASES

On November 3, 2021, the Company entered into a lease agreement to rent a storage facility in Hong Kong for a two-year term at HK$17,000 (approximately $2,190) per month and HK$33,000 (approximately $4,230) as a security deposit.

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities, which had balances as follows:

	March 31,	December 31,
	2022	2021
Operating lease ROU asset	$44,346	$50,432

	March 31,	December 31,
Operating lease liabilities	2022	2021
Current portion	$24,961	$24,713
Non-current portion	19,385	25,719
Total	$44,346	$50,432

Future minimum lease payments under operating leases at March 31, 2022, were as follows:

Remainder 2022	$19,710
2023	26,280
Thereafter	-
Total	$45,990

The Company recognized total lease expense of $6,570 and $6,285 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 6 – EQUITY

The Company issued a total of 6,776,000 and 5,506,000 shares of common stock to consultants as stock grants pursuant to agreements with the consultants in May 2021 and August 2021, respectively, of which 11,912,000 shares were issued pursuant to the 2020 equity incentive plan (the “Plan”) and 370,000 were issued as restricted stock grants outside of the Plan. The agreements provide for the consultants to perform services described in the contracts for the two-year period commencing May 25, 2021 and August 23, 2021. The shares were valued at $19,311,600 and $12,113,200, based on the market price of the common stock on the respective dates of the agreements, which was $2.85 and $2.20 per share, respectively, and amortized over the two year period using the straight line method. During the three months ended March 31, 2022, the Company recorded stock-based compensation of $3,928,100 and had deferred stock compensation of $19,845,283 as of March 31, 2022.

NOTE 7 - CONCENTRATION

Revenue

During the three months ended March 31, 2022, and 2021, all revenue was derived from one customer, which was a different customer in each period.

Purchases

During the three months ended March 31, 2022, all purchase was made from one supplier.

During the three and three months ended March 31, 2021, the Company did not purchase inventory.

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

All of our revenue for the years ended December 31, 2021 and 2020 represents sales to three customers and one customer, respectively. During 2021, our three customers accounted for was 58.5%, 33.2% and 8.3% of our revenue. Our sole customer for 2020 was the smallest of the three customers for 2021. One of these customers, which accounted for 33.2% of our revenue in 2021, was our sole customer in the three months ended March 31, 2022.

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

At present, we have no full-time employees. Our only employee is our chief executive officer who work for us on a part-time basis. We face significant risks in implementing our business plan, including, but not limited to, our ability to raise the necessary financing either through the sale of debt or equity securities or through a loan facility, our ability to increase our customer base and supply chain, our ability to increase our gross margins, our ability to hire and retain qualified research and development, marketing and administrative personnel, our ability to develop products and to market in the United States and other western markets any products we may develop, our ability to comply with any government regulations relating to the manufacture, distribution and marketing any products we develop. We cannot assure you that we can or will develop any products or generate revenue or profits in the future.

Our statement of operation reflects the amortization of common stock issued to consultants in connection with our proposed chicken feed product. We issued a total of 12,282,000 shares of common stock to consultants as stock grants pursuant to agreements with the consultants in May and August 2021. The agreements provide for the consultants to perform services described in the contracts for the two-year period commencing the date of the agreements. The shares were valued at $31,424,800, based on the market price of the common stock on the respective dates of the agreements, and is being amortized over two-year period starting from the date of the agreement using the straight-line method. During the year ended December 31, 2021, we recorded stock-based compensation of $7,651,417 and had deferred stock compensation of $23,773,383 as of December 31, 2021. During the three months ended March 31, 2022, we recorded stock-based compensation of $3,928,100, and we had deferred stock compensation of $19,845,283 as of March 31, 2022. The deferred stock compensation will be recognized over the balance of the terms of the agreements

We require funds for our operations. At March 31, 2022, we had $357,668 in cash and $298,500 in accounts receivables, and no inventory. Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales in the four out of eight quarters in 2021 and 2020, our reliance of sales primarily of one product, along with the absence of an active market for our stock and our market capitalization in relation to our financial performance, together with risk related to the COVID-19 pandemic and the political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution.

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

Effects of COVID-19

Since our products are purchased by customers in Taiwan and Hong Kong primarily as one ingredient of a product to be sold to their customers, our business has been and may continue to be impacted by the effects of the COVID-19 pandemic and the actions taken by the governments of the PRC, Hong Kong and Taiwan as well as any other countries in which we may seek to sell products, as they effect manufacturers and their customers, including the recent lockdowns in cities and provinces of China.

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

Inflation and Supply Chain Disruption

After years of relatively low inflation, during the past year, countries throughout the world, including Asia, have be subject to inflation at a rate significantly higher than in recent years. The slowdown resulting from the COVID-19 pandemic and steps taken by governments to address the pandemic, including the recent lockdown in a number of Chinese provinces and cities, have created major supply chain disruptions. Although we did not purchase any inventory in 2021 and we purchased modest inventory in the first quarter of 2022, we expect that both the inflationary pressures and supply chain disruption that affect other industries will affect us. These factors may result in delays in receipt of products we order, and increased costs which we may not be able to pass on to consumers. The recent Russian invasion of Ukraine has also exacerbated the inflationary and supply chain issues. We cannot assure you that our business will not be materially impair by inflationary and supply chain disruption.

To the extent that we implement our business plan, we anticipate that we will incur marketing and other expenses without any assurance that such expenses will generate any significant revenue or net income. Because of our cash position, we have used and may continue to use equity-based compensation for our employees and independent contractors. We issued a total of 12,282,000 shares of common stock to consultants as stock grants pursuant to agreements with the consultants in May 2021 and August 2021. The agreements provide for the consultants to perform services described in the contracts for the two-year period commencing May 25, 2021 and August 23, 2021. The shares were valued at $31,424,800 and are being amortized over the two-year terms of the agreements period using the straight line method. During the three months ended March 31, 2022, we recorded stock-based compensation of $3,928,100 and had deferred stock compensation of $19,845,283 as of March 31, 2022, which will be amortized over the balance of the terms of the agreements. In order to pay cash expenses, we may have to rely on loans from stockholders or related parties, although we do not have any agreements or understandings at this time.

Our research and development has related to our development effort for a cordyceps-infused chicken feed and the inspection, analysis and comparison of the nutritional components of eggs that are laid by chickens that are fed cordyceps-infused chicken feed. We are formulating both the chicken feed and a marketing plan for cordyceps-based chicken feed. In order to be successful, we would need to satisfy chicken farmers that the use of cordyceps-infused check feed is safe, that there is improved nutrition in the chickens and the eggs and that the cost of the feed is reasonable and that there is a market for eggs laid by chickens that were feed with cordyceps-infused chicken feed. To date, our proposed product has not been tested by chicken farmers. We cannot assure you that we will be successful in developing a marketable product or that we will generate any significant revenue from this product.

Results of Operations

Three Months Ended March 31, 2022 and 2021

For the three months ended March 31, 2022, we had revenues of $298,500, representing the sale of cordyceps products to one customer, cost of revenue of $222,000, a gross profit of $76,500, operating expenses of $4,005,088, of which $2,520,000 represented research and development expenses related primarily to the development of cordyceps-infused chicken feed, $1,485,088 represented selling, general and administrative expenses primarily relating to services provided by our consultants who received stock grants as compensation and, to a significantly lesser extent, to expenses and professional fees relating to our status as a public company. Our operating expenses included stock-based compensation to our consultants of $3,928,100. We also incurred interest expense to a related party of $209. As a result, we had a net loss of $3,928,797 or $(0.07) per share (basic and diluted).

For the three months ended March 31, 2021, we had revenues of $99,500, representing the sale of cordyceps products to one customer, which is a different customer from the customer in the first quarter of 2022, cost of revenue of $70,000, a gross profit of $29,500, operating expenses of $86,491 which represented selling, general and administrative expenses primarily relating to expenses and professional fees relating to our status as a public company. We also incurred interest expense to a related party of $2,503. As a result, we had a net loss of $59,494 or $(0.00) per share (basic and diluted).

Because of our dependence on a few customers, one of which accounted for all of our sales since in the first quarter of 2022, our revenue in any quarter is dependent upon both the timing of orders from customers and the delivery of products from our suppliers.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from December 31, 2021 to March 31, 2022:

	March 31 2022	December 31, 2021	Change	% Change
Current assets	$680,018	$706,415	$(26,397)	(3.7)%
Current liabilities	$65,990	$91,651	$(25,661)	(28.0)%
Working capital	$614,028	$614,764	$(736)	(0.1)%

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three months Ended March 31,
	2022	2021
Cash provided by (used in) operating activities	$262,132	$(8,380)
Cash provided by financing activities	288	14,616
Cash at end of period	357,668	24,359

Cash provided by operating activities of $262,132 for the three months ended March 31, 2022 reflected primarily our net loss of $3,928,797, increased primarily by stock-based compensation of $3,928,100, as well as a decrease in account receivable of $299,500.

Cash used in operating activities of $8,380 for the three months ended March 31, 2021 reflected primarily our net loss of $59,494 increased primarily by a decrease in inventory of $70,000 and decreased by an increase in prepaid expenses of $10,667 and a decrease in accounts payable and accrued expenses of $10,662.

Cash used in financing activities of $288 for the three months ended March 31, 2022 and $14,616 for the three months ended March 31, 2021 reflected advances from related parties.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We had limited gross profit and incurred a loss from operations for the three months ended March 31, 2022 and for the past few years. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We propose to fund operations through sales of products and equity financing arrangements. However, because of the lack of sales and the absence of any active trading market for our common stock, our financial condition and our lack of an operating history, including our dependence upon a limited number of customers, we may not be able to raise funds for capital expenditures, working capital and other cash requirements and will have to rely on advances from a minority stockholder, who is also an unpaid consultant, and our officer. If we cannot generate revenue from its products, it may not be able to continue in its business.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of March 31 , 2022, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended December 31, 2021, management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only employee who serves as both chief executive officer and chief financial officer, who is our sole director and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

During the period ended March 31, 2022, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6: Exhibits

Exhibits

Exhibit Number	Description of Exhibits

31.1	Section 302 Certificate of Chief Executive Officer and Principal Financial Officer.

32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial Officer.

101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

___________

* Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRO BIOMEDICAL CO., LTD.

Dated: May 16, 2022	By:	/s/ Pao-Chi Chu
Pao-Chi Chu
Chief Executive Officer and Chief
Financial Officer

