Form 10-Q
period 2022-06-30
ACRO BIOMEDICAL CO., LTD.
filed 2022-08-12
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,042,000 shares of common stock on August 10, 2022.

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

Item 1. Financial Statements

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021

ASSETS
Current Assets
Cash	$12,107	$95,248
Accounts receivable	298,500	598,000
Inventories	296,000	-
Purchase deposit for inventory	12,000	12,000
Prepaid expenses	8,295	1,167
Total Current Assets	626,902	706,415

Operating lease right of use asset	38,199	50,432
Security deposit	4,230	4,230
TOTAL ASSETS	$669,331	$761,077

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$15,000	$26,197
Deferred revenue	20,000	20,000
Due to related parties	21,245	20,741
Operating lease liabilities - current	25,211	24,713
Total Current Liabilities	81,456	91,651

Operating lease liabilities - noncurrent	12,988	25,719
TOTAL LIABILITIES	94,444	117,370

Stockholders’ Equity
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 60,042,000 shares issued and outstanding as of June 30, 2022 and December 31,2021	60,042	60,042
Additional paid-in capital	32,293,950	32,293,530
Deferred stock compensation	(15,917,183)	(23,773,383)
Accumulated deficit	(15,861,922)	(7,936,482)
Total Stockholders’ Equity	574,887	643,707

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$669,331	$761,077

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

(Unaudited)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues	$-	$500,000	$298,500	$599,500
Cost of revenues	-	420,000	222,000	490,000
Gross profit	-	80,000	76,500	109,500

Operating expenses
Selling, general and administrative	1,476,432	231,595	2,961,520	318,086
Research and development	2,520,000	641,725	5,040,000	641,725
Total operating expenses	3,996,432	873,320	8,001,520	959,811

Loss from operations	(3,996,432)	(793,320)	(7,925,020)	(850,311)

Other expense
Interest expense - related party	211	1,367	420	3,870
Total other expenses	211	1,367	420	3,870

Loss before income tax	(3,996,643)	(794,687)	(7,925,440)	(854,181)
Income taxes expense (credit)	-	-	-	-
Net loss	$(3,996,643)	$(794,687)	$(7,925,440)	$(854,181)

Basic and diluted loss per share of common stock	$(0.07)	$(0.02)	$(0.13)	$(0.02)

Weighted average number of shares of common stock outstanding	60,042,000	50,515,077	60,042,000	49,145,149

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Six months ended June 30, 2022

					Additional	Deferred		Total
	Preferred Stock		Common Stock		Paid in	stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	compensation	Deficit	Equity

Balance, December 31, 2021	-	$-	60,042,000	$60,042	$32,293,530	$(23,773,383)	$(7,936,482)	$643,707

Amortization of deferred stock compensation	-	-	-	-	-	3,928,100	-	3,928,100
Imputed interest on related party loans	-	-	-	-	209	-	-	209
Net loss	-	-	-	-	-	-	(3,928,797)	(3,928,797)

Balance, March 31, 2022	-	$-	60,042,000	$60,042	$32,293,739	$(19,845,283)	$(11,865,279)	$643,219

Amortization of deferred stock compensation	-	-	-	-	-	3,928,100	-	3,928,100
Imputed interest on related party loans	-	-	-	-	211	-	-	211
Net loss	-	-	-	-	-	-	(3,996,643)	(3,996,643)

Balance, June 30, 2022	-	$-	60,042,000	$60,042	$32,293,950	$(15,917,183)	$(15,861,922)	$574,887

For the Six months ended June 30, 2021

	Preferred Stock		Common Stock		Additional Paid in	Deferred stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	compensation	Deficit	Equity

Balance, December 31, 2020	-	$-	47,760,000	$47,760	$876,762	$-	$(238,654)	$685,868

Imputed interest on related party loans	-	-	-	-	2,503	-	-	2,503
Net loss	-	-	-	-	-	-	(59,494)	(59,494)

Balance, March 31, 2021	-	$-	47,760,000	$47,760	$879,265	$-	$(298,148)	$628,877

Share issuance for services	-	-	6,776,000	6,776	19,304,824	(18,506,950)	-	804,650
Imputed interest on related party loans	-	-	-	-	1,367	-	-	1,367
Net loss	-	-	-	-	-	-	(794,687)	(794,687)

Balance, June 30, 2021	-	$-	54,536,000	$54,536	$20,185,456	$(18,506,950)	$(1,092,835)	$640,207

The accompanying notes are an integral part of these unaudited financial statements

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,925,440)	$(854,181)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Imputed interest - related parties	420	3,870
Amortization of deferred stock compensation	7,856,200	804,650
Change of ROU and lease liabilities	-	(120)
Changes in operating assets and liabilities:
Accounts receivable	299,500	-
Inventories	(296,000)	490,000
Prepaid expenses	(7,128)	(7,167)
Accounts payable and accrued expenses	(11,197)	(12,662)
Net cash provided by (used in) operating activities	(83,645)	424,390

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	504	14,832
Repayment to related parties	-	(241,851)
Net cash provided by (used in) financing activities	504	(227,019)

Net change in cash	(83,141)	197,371
Cash at beginning of period	95,248	18,123
Cash at end of period	$12,107	$215,494

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Notes to Financial Statements

June 30, 2022

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

COVID-19

Since the Company’s products are purchased by customers in the Republic of China (Taiwan) and Hong Kong who sold products to their customers in the People’s Republic of China (the “PRC”), the Company’s business was impacted by the effects of the COVID-19 pandemic and the actions taken by the governments of the PRC, the Republic of China (Taiwan) and Hong Kong. The Company cannot predict the effect on its business of the COVID-19 pandemic and the steps taken by governments to address the pandemic. A prolonged outbreak as well as lockdowns in the PRC could have a material adverse impact on financial results and business operations of the Company.

As the population of China, Hong Kong and Taiwan becomes vaccinated and restrictions that had been imposed to address the pandemic are lifted, the Company cannot give assurance that its sales will increase as a result of the reduction of such restrictions. The effects of the Delta and Omicron variation and any other variations which may develop as well as other illnesses which may affect a broad segment of the population and the governmental and public response to these developments may impair the market for the Company’s products, including the recent lockdown in a number of provinces and municipalities in China.

As the world has begun to open following closures as a result of the pandemic, two other factors are facing businesses and consumers, which are considered to be related to the effects of the COVID-19 pandemic. These are inflation and supply chain issues, which have been exacerbated by the recent Russian invasion of Ukraine. The Company cannot estimate the effect of these factors on its business. To the extent that these factors result in increased prices, the Company may not be able to pass along the increases to its customers. Any shortages of cordyceps would affect the Company’s ability to generate sales of its products. Further, to the extent customers use the Company’s products as an ingredient in their own products, the inability of a potential customer to obtain other raw materials as well as cost increases for such products, could affect the timing and the amount of purchases from the Company. The Company cannot give assurance you that its business will not be impaired by the effects of inflation and supply chain issues.

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

Cash received in advance from customers is recorded as deferred revenue.

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

Inventories

Inventories consist of finished goods. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of first-in, first-out methods. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although the Company believes that the assumptions it uses to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded for the six months ended June 30, 2022 and 2021.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the six months ended June 30, 2022 and 2021.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had limited gross profit and incurred a loss from operations for the six months ended June 30, 2022. During the past few years the Company did not generate revenue during a number of quarters, including the three months ended June 30, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company proposes to fund operations through sales of its products and equity financing arrangements. However, because of the lack of sales and the absence of any active trading market for its common stock, its financial condition and its lack of an operating history, the Company may not be able to raise funds for capital expenditures, working capital and other cash requirements and will have to rely on advances from a minority stockholder and its officer. If the Company cannot generate revenue from its products, it may not be able to continue in its business.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2022 and 2021, a stockholder paid expenses of $504 and $14,832 on behalf of the Company and the Company repaid $0 and $241,851, respectively.

At June 30, 2022 and December 31, 2021, the Company owed $20,145 and $19,641 to a stockholder who is not a 5% stockholder for non-interest-bearing advances made to or paid expenses on behalf of the Company, respectively. These advances are due on demand.

At June 30, 2022 and December 31, 2021, the Company owed $1,100 to its CEO for non-interest-bearing advances made to or paid on behalf of the Company. These advances are due on demand.

The Company has imputed interest at the rate of 4% on the advances made to the Company in the amount of $420 and $3,870 during the six months ended June 30, 2022 and 2021, respectively.

NOTE 5 - LEASES

On November 3, 2021, the Company entered into a lease agreement to rent a storage facility in Hong Kong for a two-year term at HK$17,000 (approximately $2,190) per month and HK$33,000 (approximately $4,230) as a security deposit.

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities, which had balances as follows:

	June 30,	December 31,
	2022	2021
Operating lease ROU asset	$38,199	$50,432

	June 30,	December 31,
Operating lease liabilities	2022	2021
Current portion	$25,211	$24,713
Non-current portion	12,988	25,719
Total	$38,199	$50,432

Future minimum lease payments under operating leases at June 30, 2022, were as follows:

Remainder 2022	$13,140
2023	26,280
Thereafter	-
Total	$39,420

The Company recognized total lease expense of $13,140 and $12,571 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 6 – STOCKHOLDERS' EQUITY

The Company issued a total of 6,776,000 and 5,506,000 shares of common stock to consultants as stock grants pursuant to agreements with the consultants in May 2021 and August 2021, respectively, of which 11,912,000 shares were issued pursuant to the 2020 equity incentive plan (the “Plan”) and 370,000 were issued as restricted stock grants outside of the Plan. The agreements provide for the consultants to perform services described in the contracts for the two-year period commencing May 25, 2021 and August 23, 2021. The shares were valued at $19,311,600 and $12,113,200, based on the market price of the common stock on the respective dates of the agreements, which was $2.85 and $2.20 per share, respectively, and amortized over the two year period using the straight line method. During the six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation of $7,856,200 and $804,650 and had deferred stock compensation of $15,917,183 and $23,773,383 as of June 30, 2022 and December 31, 2021, respectively.

NOTE 7 - CONCENTRATION

Revenue

During the six months ended June 30, 2022, all revenue was derived from one customer.

During the six months ended June 30, 2021, all revenue was derived from two customers which accounted for 83% and 17% of total revenue, respectively.

Purchases

During the six months ended June 30, 2022, all purchase was made from one supplier.

During the six months ended June 30, 2021, the Company did not purchase inventory.

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

Overview

Since January 30, 2017, following a change of control, we have been engaged in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. Our business to date has involved the purchase of products from three suppliers in Taiwan and the sale of these products to four unrelated customers, one of which accounted for all of our sales in the years ended December 31, 2020 and 2019. We did not have any sales during the second quarter of 2022, the third quarter of 2021, the second, third and fourth quarters of 2020 and the first three quarters of 2019. As of the date of this report we have had no sales in the third quarter of 2022, and we cannot give any assurance that we will generate any sales during the third quarter or subsequent periods. Based on our discussion with our customers, the current absence of sales results from reports from our customers that they are facing a negative business environment. We sell product in bulk to companies who may use our products as ingredients in their products or sell the products they purchase from us to their own customers.

All of our sales to date have been sales of cordyceps related products except that, in in the quarter ended June 30, 2018, we sold metallothionein MT-3 elizer, a product that we do not currently sell. Cordyceps is a fungus that is used in traditional Chinese medicine. Cordyceps sinensis has been described as a medicine in old Chinese medical books and Tibetan medicine. It is a rare combination of a caterpillar and a fungus and found at altitudes above 4500m in Sikkim. We may also seek to market other products which we see as complimentary to our present products; however, we have not entered into negotiations with respect to the distribution of other products and we have not developed any products for sale, and we cannot assure you that we will be able to market any other products.

All of our revenue for the years ended December 31, 2021 and 2020 represents sales to three customers and one customer, respectively. During 2021, our three customers accounted for was 58.5%, 33.2% and 8.3% of our revenue. Our sole customer for 2020 was the smallest of the three customers for 2021.  One of these customers, which accounted for 33.2% of our revenue in 2021, was our sole customer in the six months ended June 30, 2022. These sales were made in the quarter ended March 31, 2022, and we did not generate any revenue in the three months ended June 30, 2022/

We believe that our failure to sell products in the third quarter of 2021 and second, third and fourth quarters of 2020 resulted substantially from the COVID – 19 pandemic and actions taken by governments to address the pandemic, as well as a continuation of downturn in the market in the PRC for cordyseps products as well as the political conditions in Hong Kong, and we cannot assure you that the market will improve. We also cannot assure you the political instability in Hong Kong will not affect our sales, since our customers in 2017 and 2018 were Hong Kong based customers who sold their products in the PRC and none of these customers has made purchases from us since the quarter ended December 31, 2018. We cannot assure you that these factors will not affect our ability to generate revenues in the future and, to the extent that any of these factors affects our ability to generate revenue, we may not be able to continue in business. We believe that our failure to sell products in the second quarter of 2022 and the third quarter of 2022 to the date of this report reflects a negative business environment in which our customers have reported that there is not a market for our product.

At present, we have no full-time employees. Our only employee is our chief executive officer who works for us on a part-time basis. We face significant risks in implementing our business plan, including, but not limited to, our ability to raise the necessary financing either through the sale of debt or equity securities or through a loan facility, our ability to increase our customer base and supply chain, our ability to increase our gross margins, our ability to hire and retain qualified research and development, marketing and administrative personnel, our ability to develop products and to market in the United States and other western markets any products we may develop, our ability to comply with any government regulations relating to the manufacture, distribution and marketing any products we develop. We cannot assure you that we can or will develop any products or generate revenue or profits in the future.

Our statement of operation reflects the amortization of common stock issued to consultants in connection with our proposed chicken feed product, which is a cordyceps-infused chicken feed, which, if developed, would be marketed to chicken farmers. Our marketing and research and development with respect to our proposed chicken feed product has not generated a marketable product, and we cannot assure you that we will be able to develop marketable product or, if we develop the product, engage the necessary qualified personnel or to implement an effective marketing program.

We issued a total of 12,282,000 shares of common stock to consultants as stock grants pursuant to agreements with the consultants in May and August 2021. The agreements provide for the consultants to perform services described in the contracts for the two-year period commencing the date of the agreements. The shares were valued at $31,424,800, based on the market price of the common stock on the respective dates of the agreements, and is being amortized over two-year period starting from the date of the agreement using the straight-line method. During the six months ended June 30, 2022 and 2021, we recorded stock-based compensation expense of $7,856,200 and $804,650, respectively. During the three months ended June 30, 2022, we recorded stock-based compensation expenses of $3,928,100. We had deferred stock compensation of $15,917,183 and $23,773,383 as of June 30, 2022 and December 31, 2021, respectively. The deferred stock compensation is being recognized over the balance of the terms of the agreements.

We require funds for our operations. At June 30, 2022, we had $12,107 in cash, $298,500 in accounts receivables, and inventory of $296,000. Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales in the five out of ten quarters in 2022, 2021 and 2020, our reliance of sales primarily of one product, along with the absence of an active market for our stock and our market capitalization in relation to our financial performance, together with risk related to the COVID-19 pandemic and the political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution.

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

•	The effect of COVID-19 on the ability of our customers and potential customers to manufacture products.

•	The financial health of our customers and potential customers, and the ability of our customers to sell products they purchased from us.

•	Since our customers may use our products as an ingredient in their products, the inability of the customer to obtain other ingredients may affect their willingness or ability to purchase our product.

•	The ability of our customers to ship their products to China and the ability of their customers to distribute product to retail markets.

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

Inflation and Supply Chain Disruption

After years of relatively low inflation, during the past year, countries throughout the world, including Asia, have be subject to inflation at a rate significantly higher than in recent years. The slowdown resulting from the COVID-19 pandemic and steps taken by governments to address the pandemic, including the recent lockdown in a number of Chinese provinces and cities, have created major supply chain disruptions. Although we did not purchase any inventory in 2021 and we purchased modest inventory in the first and second quarter of 2022, we expect that both the inflationary pressures and supply chain disruption that affect other industries will affect us. These factors may result in delays in receipt of products we order, and increased costs which we may not be able to pass on to consumers. The recent Russian invasion of Ukraine has also exacerbated the inflationary and supply chain issues. We cannot assure you that our business will not be materially impair by inflationary and supply chain disruption. We do not know the extent to which our customer’s report of a negative business environment is based on issues relating to inflation or supply chain issues.

To the extent that we implement our business plan and develop a marketable product, we anticipate that we will incur marketing and other expenses without any assurance that such expenses will generate any significant revenue or net income. Because of our cash position, we have used and may continue to use equity-based compensation for our employees and independent contractors.

Our research and development has related to our development effort for a cordyceps-infused chicken feed and the inspection, analysis and comparison of the nutritional components of eggs that are laid by chickens that are fed cordyceps-infused chicken feed. We are formulating both the chicken feed and a marketing plan for cordyceps-based chicken feed. In order to be successful, we would need to satisfy chicken farmers that the use of cordyceps-infused check feed is safe, that there is improved nutrition in the chickens and the eggs and that the cost of the feed is reasonable and that there is a market for eggs laid by chickens that were feed with cordyceps-infused chicken feed. To date, our proposed product has not been tested by chicken farmers. As of the date of this report, we have not developed a marketable product and we cannot assure you that we will be successful in developing a marketable product or that we will generate any significant revenue from this product.

 Results of Operations

Three and Six Months Ended June 30, 2022 and 2021

For the three months ended June 30, 2022, we had no revenues or cost of revenue, and we incurred operating expenses of $3,996,432, of which $3,928,100 represented stock-based compensation to consultants for research and development ($2,520,000) and marketing expenses ($1,408,100) related primarily to the development of cordyceps-infused chicken feed, and the balance was primarily expenses and professional fees relating to our status as a public company. We also incurred interest expense to a related party of $211. As a result, we had a net loss of $3,996,643 or $(0.07) per share (basic and diluted).

For the three months ended June 30, 2021, we had revenues of $500,000, representing the sale of cordyceps products to two customers, cost of revenue of $420,000, a gross profit of $80,000, operating expenses of $873,320, of which $641,725 represented research and development expenses, $162,925 represented selling, general and administrative expenses relating to services provided by our consultants who received stock grants as compensation, and $68,670 related primarily to expenses and professional fees relating to our status as a public company. We also incurred interest expense to a related party of $1,367. As a result, we had a net loss of $794,687 or $(0.02) per share (basic and diluted).

For the six months ended June 30, 2022, we had revenues of $298,500, representing the sale of cordyceps products to one customer in the first quarter, cost of revenue of $222,000, a gross profit of $76,500, operating expenses of $8,001,520, of which $7,856,200 represented stock-based compensation to consultants for research and development ($5,040,000) and marketing expenses ($2,816,200) and the balance was primarily expenses and professional fees relating to our status as a public company. We also incurred interest expense to a related party of $420. As a result, we had a net loss of $7,925,440 or $(0.13) per share (basic and diluted).

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

Because of our dependence on a few customers, one of which accounted for all of our sales in 2022, which were made in the first quarter, our revenue in any quarter is dependent upon both the timing of orders from customers and the delivery of products from our suppliers.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from December 31, 2021 to June 30, 2022:

	June 30 2022		December 31, 2021	Change	% Change
Current assets	$626,902		$706,415	$(79,513)	(11.3)%
Current liabilities	$81,456		$91,651	$(10,195)	(11.1)%
Working capital	$545,446	s	$614,764	$(69,318)	(11.3)%

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six months Ended June 30,
	2022	2021
Cash (used in) provided by operating activities	$(83,645)	$424,390
Cash provided by (used in) financing activities	504	(227,019)
Cash at end of period	12,107	215,494

Cash used in operating activities of $83,645 for the six months ended June 30, 2022 reflected primarily our net loss of $7,925,440, increased primarily by stock-based compensation of $7,856,200, as well as a decrease in account receivable of $299,500, offset by an increase in inventories of $296,000.

Cash provided by operating activities of $424,390 for the six months ended June 30, 2021 reflected primarily our net loss of $854,181, increased primarily by stock-based compensation of $804,650, increased by a decrease in inventory of $490,000 and a decrease in accounts payable and accrued expenses of $12,662.

Cash used in financing activities of $504 for the six months ended June 30, 2022 reflected advances from related parties. Cash used in financing activities of $227,019 for the six months ended June 30, 2021 reflected payments to related parties of $241,851 offset by advances from related parties of $14,832.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We had limited gross profit and incurred a loss from operations for the six months ended June 30, 2022. During the past few years we did not generate revenue during a number of quarters, including the three months ended June 30, 2022. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of June 30, 2022, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended June 30, 2022, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACRO BIOMEDICAL CO., LTD.

Dated: August 12, 2022	By:	/s/ Pao-Chi Chu
Pao-Chi Chu
Chief Executive Officer and Chief
Financial Officer

