Form 10-Q
period 2022-09-30
ACRO BIOMEDICAL CO., LTD.
filed 2022-11-21
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,042,000 shares of common stock on November 18, 2022.

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

Item 1. Financial Statements

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021

ASSETS
Current Assets
Cash	$16,188	$95,248
Accounts receivable	278,500	598,000
Inventories	296,000	-
Purchase deposit for inventory	12,000	12,000
Prepaid expenses	4,740	1,167
Total Current Assets	607,428	706,415

Operating lease right of use asset	31,990	50,432
Security deposit	4,230	4,230
TOTAL ASSETS	$643,648	$761,077

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$20,900	$26,197
Deferred revenue	20,000	20,000
Due to related parties	78,594	20,741
Operating lease liabilities - current	25,464	24,713
Total Current Liabilities	144,958	91,651

Operating lease liabilities - noncurrent	6,526	25,719
TOTAL LIABILITIES	151,484	117,370

Stockholders' Equity
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 60,042,000 and 60,042,000 shares issued and outstanding as of September 30, 2022 and December 31,2021, respectively	60,042	60,042
Additional paid-in capital	32,294,449	32,293,530
Deferred stock compensation	(11,989,083)	(23,773,383)
Accumulated deficit	(19,873,244)	(7,936,482)
Total Stockholders’ Equity	492,164	643,707

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$643,648	$761,077

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues	$-	$-	$298,500	$599,500
Cost of revenues	-	-	222,000	490,000
Gross profit	-	-	76,500	109,500

Operating expenses
Selling, general and administrative	1,490,823	867,206	4,452,343	1,185,292
Research and development	2,520,000	2,123,450	7,560,000	2,765,175
Total operating expenses	4,010,823	2,990,656	12,012,343	3,950,467

Loss from operations	(4,010,823)	(2,990,656)	(11,935,843)	(3,840,967)

Other expense
Interest expense - related party	499	178	919	4,048
Total other expenses	499	178	919	4,048

Loss before income tax credit	(4,011,322)	(2,990,834)	(11,936,762)	(3,845,015)
Income taxes credit from prior period	-	-	-	-
Net loss	$(4,011,322)	$(2,990,834)	$(11,936,762)	$(3,845,015)

Basic and diluted loss per share of common stock	$(0.07)	$(0.05)	$(0.20)	$(0.07)

Weighted average number of shares of common stock outstanding	60,042,000	56,870,065	60,042,000	51,748,417

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Nine months ended September 30, 2022

					Additional	Deferred		Total
	Preferred Stock		Common Stock		Paid in	stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	compensation	Deficit	Equity

Balance, December 31, 2021	-	$-	60,042,000	$60,042	$32,293,530	$(23,773,383)	$(7,936,482)	$643,707

Amortization of deferred stock compensation	-	-	-	-	-	3,928,100	-	3,928,100
Imputed interest on related party loans	-	-	-	-	209	-	-	209
Net loss	-	-	-	-	-	-	(3,928,797)	(3,928,797)

Balance, March 31, 2022	-	$-	60,042,000	$60,042	$32,293,739	$(19,845,283)	$(11,865,279)	$643,219

Amortization of deferred stock compensation	-	-	-	-	-	3,928,100	-	3,928,100
Imputed interest on related party loans	-	-	-	-	211	-	-	211
Net loss	-	-	-	-	-	-	(3,996,643)	(3,996,643)

Balance, June 30, 2022	-	$-	60,042,000	$60,042	$32,293,950	$(15,917,183)	$(15,861,922)	$574,887

Amortization of deferred stock compensation	-	-	-	-	-	3,928,100	-	3,928,100
Imputed interest on related party loans	-	-	-	-	499	-	-	499
Net loss	-	-	-	-	-	-	(4,011,322)	(4,011,322)

Balance, September 30, 2022	-	$-	60,042,000	$60,042	$32,294,449	$(11,989,083)	$(19,873,244)	$492,164

For the Nine months ended September 30, 2021

					Additional	Deferred		Total
	Preferred Stock		Common Stock		Paid in	stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	compensation	Deficit	Equity

Balance, December 31, 2020	-	$-	47,760,000	$47,760	$876,762	$-	$(238,654)	$685,868

Imputed interest on related party loans	-	-	-	-	2,503	-	-	2,503
Net loss	-	-	-	-	-	-	(59,494)	(59,494)

Balance, March 31, 2021	-	$-	47,760,000	$47,760	$879,265	$-	$(298,148)	$628,877

Stock issued for services, net of amortization of deferred compensation	-	-	6,776,000	6,776	19,304,824	(18,506,950)	-	804,650
Imputed interest on related party loans	-	-	-	-	1,367	-	-	1,367
Net loss	-	-	-	-	-	-	(794,687)	(794,687)

Balance, June 30, 2021	-	$-	54,536,000	$54,536	$20,185,456	$(18,506,950)	$(1,092,835)	$640,207

Stock issued for services, net of amortization of deferred compensation	-	-	5,506,000	5,506	12,107,694	(9,194,533)	-	2,918,667
Imputed interest on related party loans	-	-	-	-	178	-	-	178
Net loss	-	-	-	-	-	-	(2,990,834)	(2,990,834)

Balance, September 30, 2021	-	$-	60,042,000	$60,042	$32,293,328	$(27,701,483)	$(4,083,669)	$568,218

The accompanying notes are an integral part of these unaudited financial statements

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,936,762)	$(3,845,015)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Imputed interest - related parties	919	4,048
Amortization of deferred stock compensation	11,784,300	3,723,317
Change of ROU and lease liabilities	-	(180)
Changes in operating assets and liabilities:
Accounts receivable	319,500	-
Inventories	(296,000)	490,000
Prepaid expenses	(3,573)	(3,667)
Accounts payable and accrued expenses	(5,297)	(8,662)
Net cash provided by (used in) operating activities	(136,913)	359,841

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	57,853	18,550
Repayment to related parties	-	(241,851)
Net cash provided by (used in) financing activities	57,853	(223,301)

Net change in cash	(79,060)	136,540
Cash at beginning of period	95,248	18,123
Cash at end of period	$16,188	$154,663

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Notes to Financial Statements

September 30, 2022

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

Inventories

Inventories consist of finished goods. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of first-in, first-out methods. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although the Company believes that the assumptions it uses to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded for the nine months ended September 30, 2022 and 2021.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the nine months ended September 30, 2022 and 2021.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had limited gross profit and incurred a loss from operations for the nine months ended September 30, 2022. During the past few years the Company did not generate revenue during a number of quarters, including the three months ended September 30, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2022 and 2021, a stockholder advanced $55,000 and $0, paid expenses of $2,853 and $18,550 on behalf of the Company and the Company repaid $0 and $241,851, respectively.

At September 30, 2022 and December 31, 2021, the Company owed $77,494 and $19,641 to a stockholder who is not a 5% stockholder for non-interest-bearing advances made to or paid expenses on behalf of the Company, respectively. These advances are due on demand.

At September 30, 2022 and December 31, 2021, the Company owed $1,100 to its CEO for non-interest-bearing advances made to or paid on behalf of the Company. These advances are due on demand.

The Company has imputed interest at the rate of 4% on the advances made to the Company in the amount of $919 and $4,048 during the nine months ended September 30, 2022 and 2021, respectively.

NOTE 5 - LEASES

On November 3, 2021, the Company entered into a lease agreement to rent a storage facility in Hong Kong for a two-year term at HK$17,000 (approximately $2,190) per month and HK$33,000 (approximately $4,230) as a security deposit.

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities, which had balances as follows:

	September 30,	December 31,
	2022	2021
Operating lease ROU asset	$31,990	$50,432

	September 30,	December 31,
Operating lease liabilities	2022	2021
Current portion	$25,464	$24,713
Non-current portion	6,526	25,719
Total	$31,990	$50,432

Future minimum lease payments under operating leases at September 30, 2022, were as follows:

Remainder 2022	$6,570
2023	26,280
Thereafter	-
Total	$32,850

The Company recognized total lease expense of $19,710 and $18,856 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 6 – STOCKHOLDERS' EQUITY

The Company issued a total of 6,776,000 and 5,506,000 shares of common stock to consultants as stock grants pursuant to agreements with the consultants in May 2021 and August 2021, respectively, of which 11,912,000 shares were issued pursuant to the 2020 equity incentive plan (the “Plan”) and 370,000 were issued as restricted stock grants outside of the Plan. The agreements provide for the consultants to perform services described in the contracts for the two-year period commencing May 25, 2021 and August 23, 2021. The shares were valued at $19,311,600 and $12,113,200, based on the market price of the common stock on the respective dates of the agreements, which was $2.85 and $2.20 per share, respectively, and amortized over the two year period using the straight line method. During the nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation of $11,784,300 and $3,723,317 and had deferred stock compensation of $11,989,083 and $23,773,383 as of September 30, 2022 and December 31, 2021, respectively.

NOTE 7 - CONCENTRATION

Revenue

During the nine months ended September 30, 2022, all revenue was derived from one customer, which was generated during the first quarter of the year.

During the nine months ended September 30, 2021, all revenue was derived from two customers which accounted for 83% and 17% of total revenue, respectively.

Purchases

During the nine months ended September 30, 2022, all purchase was made from one supplier.

During the nine months ended September 30, 2021, the Company did not purchase inventory.

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

Overview

Since January 30, 2017, following a change of control, we have been engaged in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. Our business to date has involved the purchase of products from three suppliers in Taiwan and the sale of these products to four unrelated customers, one of which accounted for all of our sales in the years ended December 31, 2020 and 2019. We did not have any sales during the second and third quarters of 2022, the third quarter of 2021, the second, third and fourth quarters of 2020 and the first three quarters of 2019. As of the date of this report we have had no sales in the fourth quarter of 2022, and we cannot give any assurance that we will generate any sales during the fourth quarter or subsequent periods. Based on our discussion with our customers, the current absence of sales results from reports from our customers that they are facing a negative business environment. We sell product in bulk to companies who may use our products as ingredients in their products or sell the products they purchase from us to their own customers.

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

All of our revenue for the years ended December 31, 2021 and 2020 represents sales to three customers and one customer, respectively. During 2021, our three customers accounted for was 58.5%, 33.2% and 8.3% of our revenue. Our sole customer for 2020 was the smallest of the three customers for 2021.  One of these customers, which accounted for 33.2% of our revenue in 2021, was our sole customer in the nine months ended September 30, 2022. These sales were made in the quarter ended March 31, 2022, and we did not generate any revenue in the quarters ended June 30, 2022 and September 30, 2022.

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

Our statement of operation reflects the amortization of common stock issued to consultants in connection with our proposed chicken feed product, which is a cordyceps-infused chicken feed, which, if developed, would be marketed to chicken farmers. Our marketing and research and development with respect to our proposed chicken feed product has not generated a marketable product, and we cannot assure you that we will be able to develop marketable product or, if we develop the product, engage the necessary qualified personnel or to implement an effective marketing program. As of the date of this report, we have not developed a prototype of the feed and, as we result, we have not test marketed any product with chicken farmers. We have developed a preliminary formulation for one cordyceps-infused chicken feed product. We are working with our cordyceps supplier, which has provided us with a modest supply of cordyceps samples to assist us in product development. We have taken preliminary steps to test market the product with chicken farmers.  We recognize that the price of our product will be higher that standard chicken feed, but we have not yet priced our product. We cannot assure you that we will complete the development of this product or that, if we develop the product, chicken farmers will be willing to pay the higher price unless that are reasonably satisfied that the higher cost will be justified by the quality of the eggs and the price as which they can sell the eggs. In addition, inflationary pressures may play a significant role in a chicken farmer’s decision to purchase our product if and when we have developed a marketable product. We cannot assure you that we can or will be able to develop a marketable product or that if we are able to develop a product that chicken farmers will purchase our products. To the extent that the price of our product is greater than the market price of other chicken feed, we cannot assure you that we will be able to demonstrate value to our proposed product to justify a higher price.

We issued a total of 12,282,000 shares of common stock to consultants as stock grants pursuant to agreements with the consultants in May and August 2021 for services relating to the development and/or marketing of our proposed product. The agreements provide for the consultants to perform services described in the contracts for the two-year period commencing the date of the agreements, and, depending on the nature of the services, are treated as research and develop expenses or selling, general and administrative expenses. The shares were valued at $31,424,800, based on the market price of the common stock on the respective dates of the agreements, and the value of the shares is being amortized over two-year period starting from the date of the agreement using the straight-line method. During the nine months ended September 30, 2022 and 2021, we recorded stock-based compensation of $11,784,300 and $3,723,317.  During the three months ended September 30, 2022 and 2021, we recorded stock-based compensation expenses of $3,928,100 and $2,918,667. We had deferred stock compensation of $11,989,083 and $23,773,383 as of September 30, 2022 and December 31, 2021, respectively. The deferred stock compensation is being recognized over the balance of the terms of the agreements.

We require funds for our operations. At September 30, 2022, we had $16,188 in cash, $278,500 in accounts receivables, and inventory of $296,000. Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales in the six out of eleven quarters in nine months ended September 30, 2022 and the years ended December 31, 2021 and 2020, our reliance of sales primarily of one product, along with the absence of an active market for our stock and our market capitalization in relation to our financial performance, together with risk related to the COVID-19 pandemic and the political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution.

To the extent that we implement our business plan, we anticipate that we will incur marketing and other expenses without any assurance that such expenses will generate any significant revenue or net income. Because of our cash position, we may use equity-based compensation for our employees and independent contractors. Because of our low cash position, we may rely on loans from stockholders or related parties, although we do not have any agreements or understandings and we may issue equity to attract employees and consultants to help us develop our business plan.

Our research and development is related to our development effort for a cordyceps-infused chicken feed and the inspection, analysis and comparison of the nutritional components of eggs that are laid by chickens that are fed cordyceps-infused chicken feed. We are formulating both the chicken feed and a marketing plan for cordyceps-based chicken feed. In order to be successful, we would need to satisfy chicken farmers that the use of cordyceps-infused check feed is safe, that there is improved nutrition in the chickens and the eggs and that the cost of the feed is reasonable and that there is a market for eggs laid by chickens that were feed with cordyceps-infused chicken feed. To date, our proposed product has not been tested by chicken farmers. As of the date of this report, we have not developed a marketable product and we cannot assure you that we will be successful in developing a marketable product or that we will generate any significant revenue from this product.

Effects of COVID-19

Since our products are purchased by customers in Taiwan and Hong Kong primarily as one ingredient of a product to be sold to their customers, our business has been and may continue to be impacted by the effects of the COVID-19 pandemic and the actions taken by the governments of the PRC, Hong Kong and Taiwan as well as any other countries in which we may seek to sell products, as they effect manufacturers and their customers, including the recent lockdowns in cities and provinces of China as a result of China’s zero tolerance policy with respect to COVID, which can continue to result in lockdowns.  Since we did not generate any revenue in the second and third quarters and the fourth quarter to the date of this report, we cannot evaluate with any degree of specificity of continuing effects of COVID-19 on our business.

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

Inflation and Supply Chain Disruption

After years of relatively low inflation, during the past year, countries throughout the world, including Asia, have be subject to inflation at a rate significantly higher than in recent years. The slowdown resulting from the COVID-19 pandemic and steps taken by governments to address the pandemic, including the recent lockdown in a number of Chinese provinces and cities, have created major supply chain disruptions. Although we did not purchase any inventory in 2021 and we purchased modest inventory in the first and second quarters of 2022, we expect that both the inflationary pressures and supply chain disruption that affect other industries will affect us. These factors may result in delays in receipt of products we order, and increased costs which we may not be able to pass on to consumers. The recent Russian invasion of Ukraine has also exacerbated the inflationary and supply chain issues. We cannot assure you that our business will not be materially impair by inflationary and supply chain disruption. We do not know the extent to which our customer’s report of a negative business environment is based on issues relating to inflation or supply chain issues.  Since we have not purchased any inventory since the second quarter of 2022 and we have not generated any revenue since the first quarter of 2022, we cannot fully evaluate the effect of inflation and supply chain issues will have on our business.

 Results of Operations

Three and Nine months Ended September 30, 2022 and 2021

For the three months ended September 30, 2022, we had no revenues or cost of revenue, and we incurred operating expenses of $4,010,823, of which $3,928,100 represented stock-based compensation to consultants for research and development ($2,520,000) and selling, general and administrative expenses ($1,408,100) related primarily to the development of our proposed cordyceps-infused chicken feed, and the balance was primarily expenses and professional fees relating to our status as a public company. We also incurred interest expense to a related party of $499. As a result, we had a net loss of $4,011,322 or $(0.07) per share (basic and diluted).

For the three months ended September 30, 2021, we had no revenues or cost of revenues, and we incurred operating expense of $2,990,656, of which $2,918,667 represented stock-based compensation to consultants for research and development ($2,123,450) and selling, general and administrative expenses ($795,217) related primarily to the development of our proposed cordyceps-infused chicken feed, and the balance was primarily expenses and professional fees relating to our status as a public company. We also incurred interest expense to a related party of $178. As a result, we had a net loss of $2,990,834, or $(0.05) per share (basic and diluted).

For the nine months ended September 30, 2022, we had revenues of $298,500, representing the sale of cordyceps products to one customer in the first quarter, cost of revenue of $222,000, a gross profit of $76,500, operating expenses of $12,012,343, of which $11,784,300 represented stock-based compensation to consultants for research and development ($7,560,000) and selling, general and administrative expenses ($4,224,300) and the balance was primarily expenses and professional fees relating to our status as a public company. We also incurred interest expense to a related party of $919. As a result, we had a net loss of $11,936,762 or $(0.20) per share (basic and diluted).

For the nine months ended September 30, 2021, we had revenues of $599,500, of which $500,000 was generated in the second quarter, representing the sale of cordyceps products to two customers, cost of revenue of $490,000, a gross profit of $109,500, operating expenses of $3,950,467, of which $3,723,317 represented stock-based compensation to consultants for research and development ($2,765,175) and selling, general and administrative expenses ($958,142) and the balance was primarily expenses and professional fees relating to our status as a public company. We also incurred interest expense to a related party of $4,048. As a result, we had a net loss of $3,845,015 or $(0.07) per share (basic and diluted).

Because of our dependence on a few customers, one of which accounted for all of our sales in 2022, which were made in the first quarter, our revenue in any quarter is dependent upon both the timing of orders from customers and the delivery of products from our suppliers.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from December 31, 2021 to September 30, 2022:

	September 30 2022		December 31, 2021	Change	% Change
Current assets	$607,428		$706,415	$(98,987)	(14.0)%
Current liabilities	144,958		$91,651	$53,307	58.2%
Working capital	$462,470	s	$614,764	$(152,294)	(24.8)%

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine months Ended September 30,
	2022	2021
Cash (used in) provided by operating activities	$(136,913)	$359,841
Cash provided by (used in) financing activities	57,853	(223,301)
Cash at end of period	16,188	154,663

Cash used in operating activities of $136,913 for the nine months ended September 30, 2022 reflected primarily our net loss of $11,936,762, increased primarily by amortization of deferred stock-based compensation of $11,784,300, as well as a decrease in inventories of $296,000, offset by an increase in accounts receivable of $319,500.

Cash provided by operating activities of $359,841 for the nine months ended September 30, 2021 reflected primarily our net loss of $3,845,015, increased primarily by amortization of deferred stock-based compensation of $3,723,317 and a decrease in inventory of $490,000.

Cash provided by financing activities of $57,853 for the nine months ended September 30, 2022 reflected advances from related parties. Cash used in financing activities of $223,301 for the nine months ended September 30, 2021 reflected payments to related parties of $241,851 offset by advances from related parties of $18,550.

There was no cash flow from investing activities in either the nine months ended September 30, 2022 and 2021.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We had limited gross profit and we incurred a loss from operations and negative cash flow from operations for the nine months ended September 30, 2022. Our operations have been financed largely from loans form minority stockholders.  During the past few years we did not generate revenue during a number of quarters, including the second and third quarters of 2022. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of September 30, 2022, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended September 30, 2022, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACRO BIOMEDICAL CO., LTD.

Dated: November 21, 2022	By:	/s/ Pao-Chi Chu
Pao-Chi Chu
Chief Executive Officer and Chief
Financial Officer

