Form 10-K
period 2022-12-31
ACRO BIOMEDICAL CO., LTD.
filed 2023-07-21
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $127,678,500.

As of July 17, 2023, the registrant had 60,042,000 shares of common stock outstanding.

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

•

Our ability to develop any nutritional products based on cordyceps sinensis, of which our initial product is proposed to be a cordyceps-infused chicken feed, although as of the date of this annual report, we have not developed any such product, the engagement of consultants who worked on the proposed product having expired in May 2023 or will expire in August 2023 and whether we will continue on this product development;

•

If we are able to develop a product, our ability to any successful marketing program, which would require the establishment of a marketing organization, which we do not presently have, since all of our sales are made by our chief executive officer;

•	The extent to which there is a market for products such as our proposed products in the United States, and our ability to address any market which may develop;

•

If we are successful in developing a product and establishing a marketing organization, our ability to satisfy chicken farmers and distributors of chicken feed products that our cordyceps-infused chicken feed is safe for the health of the chickens and the health of the people who eat the chicken and the eggs and can be purchased at a reasonable cost;

•	Our ability to negotiate an agreement with animal feed distributors to carry our products in sufficient quantity to enable us to operate profitably;

•	Our ability to obtain the significant funding that we expect to require to develop and implement our proposed business plan;

•	Our ability to obtain any necessary regulatory approval necessary for us to market and sell our products and to comply with applicable regulatory requirements;

•	Our ability to generate revenue from the sale of our existing and any new products;

•	The effect of the COVID-19 pandemic on the market for our products, notwithstanding the elimination of China’s zero-COVID policy;

•	Our ability to generate a gross profit sufficient to cover our operating expenses;

•

Our ability to develop a customer base so that we are not dependent upon a small number of customers for all of our revenues, two of which accounted for 100% of revenue for 2022 and 91.7% of revenue for 2021;

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

•	Our ability to develop and maintain third-party manufacturing facilities for our product;

•	The ability and willingness of any third-party manufacturer that we engage for any products we may develop to meet our and our customers quality standards and delivery requirement;

•	Our ability to establish effective marketing and distribution arrangements;

•	Our ability and the ability of our suppliers to comply with government regulations relating to the manufacture, sale and marketing of our products;

•	Our ability to successfully develop a marketable product and market the product to a larger customer base that at present;

•	Any liability we may sustain as a result of adverse effects resulting from the use of the products we sell and any product recalls;

•	Any liability we may sustain as a result of either impurities or other problems relating to products we sell or adverse reactions to our products;

•	Our ability to protect any intellectual property we may develop;

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

•

The development of a market for our common stock, which is currently traded on the OTC Market Group’s Pink Limited Information tier, which includes companies that are delinquent in their filings with the SEC;

•	If a market in our common stock develops, actions by third parties to either sell or purchase our common stock in quantities that would have a significant effect on our stock price;

•	Risks generally associated with products that are considered nutritional supplements;

•	Current and future economic and political conditions including inflation and supply side issues, which have been acerbated by the Russian invasion of Ukraine;

•	The impact of changes in accounting rules on our financial statements;

•	Other assumptions described in this report; and

•	Other matters that are not within our control.

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

The forward-looking statements in this annual report speak only as of the date of this annual report and you should not place undue reliance on any forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this annual report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under in this annual report, including those described under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other reports and documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for the purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not assume any obligation to update any forward-looking statement. As a result, you should not place undue reliance on these forward-looking statements.

Item 1. Business

Since January 30, 2017, following a change of control, we have been engaged in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. Our business to date has involved the purchase of products from three suppliers in the Republic of China (Taiwan), one of which accounted for all of our purchases in the year ended December 31, 2022.  We did not purchase any inventory in the year ended December 31, 2021. We sell products in bulk to companies who may use our products as ingredients in their products or sell the products they purchase from us to their own customers. All of our sales for the years ended December 31, 2022 and 2021 were made to two and three customer, respectively, two of which accounted for all of our sales for the year ended December 31, 2022 and 91.7% of our sales for the year ended December 31, 2021.  Both of these customers generated less revenue in 2022 than they did in 2021.  During the past several years, there have been a number of quarters in which we had no sales, including the second and third quarters of 2022 and the third quarter of 2021.

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

We believe that our decrease in sales in 2022 from 2021 resulted substantially from COVID related issues that affected demand of our products. We cannot assure you that these factors will not continue to affect our ability to generate revenues in the future and, to the extent that any of these factors affects our ability to generate revenue, we may not be able to continue in business or that to the extent that COVID-because less of a factor, that our sales will increase,

Our Organization

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

Our Business

To date, all of our sales have been made by our chief executive officer, who is our only employee.  Although it has been part of our business plan to develop a marketing program for our existing products, we have not taken any active steps to implement such a program and, until either our revenue increases or we raise substantial funding for our operations it is not likely that we will be able to develop a marketing program and we will continue to be dependent upon our chief executive officer.

We currently intend to focus on marketing our products to companies in the Hong Kong and Republic of China markets. To date all of our sales have been sales of products which we purchased from our suppliers. In order to market products which would be based our or our customer’s specifications, we would need to provide our potential customers with evidence that we have the capacity to develop and manufacture the products that meet both the customer’s quality specifications and delivery requirements and comply with all government requirements. Since we anticipate that the products we sell will be marketed as over the counter health supplements, both the manufacturing facility, the product and the marketing materials would have to comply with all applicable government regulations in the country in which the products are sold.

We do not presently have either a marketing staff or any manufacturing facilities.  In May and August 2021, we engaged consultants to work with us in various aspects of product development and marketing for a proposed product – cordyceps-based chicken feed – pursuant to consulting agreements.  Because of our lack of funds, we compensated our consultants through the issuance of stock, primarily pursuant to our 2020 equity incentive plan. We issued 6,776,000 shares of common stock on May 25, 2021 and 5,506,000 shares of common stock on August 23, 2021 to consultants as stock grants pursuant to agreements with the consultants. The agreements provide for the consultants to perform services described in the contracts, which include research and development and marketing services for the two-year period commencing May 25, 2021 and August 23, 2021, respectively. The shares were valued at $31,424,800, based on the market price of the common stock on the respective dates of the agreements and are being amortized over the two-year terms of the consulting agreement.  During 2022 and 2021, we recorded stock-based compensation of $15,712,400 and $7,651,417, respectively and at December 31, 2022 and 2021, we had deferred stock compensation of $8,060,983 and $23,773,383, respectively, which will be recognized over the balance of the terms of the agreement.  The consulting agreements that were entered into in May 2021 have expired and they were not renewed.  The consulting agreements that were entered into in August 2021 will expire in August 2023, and they will not be renewed or extended.  However, we may engage one or more of the consultants to perform specific services.

The only product that was in development was our proposed cordyceps-infused chicken feed.  As of the date of this annual report, we have not developed a marketable product and we cannot assure you that we can develop a product or, if we do develop a product, that we can or will generate any revenue from the product.  We never produced a product for test marketing.  The Company’s effort were devoted to work on the ratio of cordyceps to chicken feed in seeking to formulate a sample that could be used for test marketing.

We may continue the development work on this product, be we cannot give any assurance that we will continue the development work, or, if we continue the work, we will successfully develop a product or that the product can or will be successfully marketed.   If we decide to continue this effort, we may hire one or more of the consultants; however, as of the date of this annual report, we have not made a decision with respect to engaging such individuals.

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

Our initial product development work relates to the development of a cordyceps-infused chicken feed and the inspection, analysis and comparison of the nutritional components of eggs that are laid by chickens that are fed cordyceps-infused chicken feed. We had been formulating a marketing plan for cordyceps-based chicken feed. In order to be successful, we would need to satisfy chicken farmers that the use of cordyceps-infused check feed is safe, that there is improved nutrition in the chickens and the eggs and that the cost of the feed is reasonable and that there is a market for eggs laid by chickens that were feed with cordyceps-infused chicken feed. We cannot assure you that we will be successful in developing a marketable product or that we will generate any significant revenue from this product.  We were not successful in developing a marketable product.

The activities in which our consultants were engaged included research relating to logistics for delivery and cost and pricing considerations, working with the chicken farmers who are participating in our project including preparing, maintaining and distributing the cordyceps egg packages for use by the farmers, conducting market research as to the buyer’s reactions and insights to the use of this product and market dynamics, designing packaging, developing seasonal product packaging, and seeking to communicate the benefits of the product as part of the package design, engaging in research as to competitor’s software, marketing, pricing and sales programs, as well as conducting marketing and research using the Internet, identifying, qualifying and contacting potential customers.  The consultants also performed preliminary work for the possible international sales, including analyzing appropriate exhibitions and trade shows, assist in the proposed labeling of product to meet regulatory requirements, take steps to insure that ingredients are processed to meet the Taiwan Food and Drug Authority for health supplement certification registration, analyze products to gain assurance that that certified ingredients do not contain contaminants such as heavy metals, microbiological contaminants, pesticides, herbicides and mycotoxins or antibiotics.  The consultants are also reviewing the possibility of patent protection.

We anticipate that for any products we sell pursuant to an agreement with our customer we will incur liability in the event that the product does not comply with the customer’s specifications or in the event of any product recall. We intend to provide in our agreement with the customer that the customer will be responsible for compliance with all laws applicable to the marketing, sale and labelling of the product. If we sell any products at retail, whether through the Internet or through retail outlets, it will be our responsibility to comply with all government regulations relating to manufacture, marketing, sale and labeling of the products. We will also incur liability in the event of any product recall. The cost of any liability which we may incur may be significant and, if we are found to be liable for any product noncompliance or product recall, we may not be able to continue in business.

Our business plan is in the preliminary stages, and we will require significant funding to implement our business plan, with no assurance that we can or will be successful in developing and implementing our business plan. If we are not able to implement our business plan, our business may be materially impaired.

Source of Supply

During the year ended December 31, 2022, we purchased inventory of Cordycepin and cordyceps powder, from one supplier, O’dimension Biotech Ltd., a Taiwan-based company. We did not purchase any inventory during 2021. The cordyceps that we used in our development efforts for our proposed our chicken feed product, which is the same product that we sell for human consumption, was taken from our inventory and the cordyceps used in the development project was not significant.

We do not plan to establish manufacturing facilities. In the past, we engaged in initial discussions with potential contract manufacturers in Taiwan but, as of the date of this annual report, we are not engaged in any negotiations with respect to a potential manufacturer, since we do not have any products for to be manufactured nor the funds to commence manufacturing operations.

Marketing and Sales

All of our marketing and sales activities to date have been conducted by our chief executive officer, Pao-Chi Chu, who is our only employee and who provides his services on a part-time basis. All sales to date were made by Mr. Chu.

During 2022, we had two customers, Vista Global Biotech Limited, a Hong Kong-based company, and Golden Biomedium Co., Ltd., a Taiwan-based company, accounted for all of our revenue in 2022 and 91.7% of our revenue in 2021.  The following table sets forth information as to revenue from these customers:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Revenue	Percentage	Revenue	Percentage
Vista Global Biotech Limited	$360,000	54.7%	$700,000	58.5%
Golden Biomedium Co., Ltd	298,500	45.3%	398,000	33.2%

We do not have any long-term contracts with any customer. We ship products pursuant to purchase orders placed by the customers.

Effects of COVID-19; Inflation and Supply Chain Issues

Since our products are purchased by customers in Taiwan and Hong Kong either as one ingredient of a product to be sold to their customers in China or for resale to their customers, our business was effected by the COVID-19 pandemic as it effects manufacturers in Taiwan and Hong Kong and their customers in China, and our business may continue to be impacted by the sales lost during the pandemic.

The World Health Organization ended the global emergency status for COVID-19 on May 5, 2023.  As restrictions that had been imposed, particularly China’s zero COVID policy, to address the pandemic have been lifted, we Company cannot give assurance that its sales will increase as a result of the reduction of such restrictions, and the Company’s revenues decreased from 2021 to 2022. Although China has lifted its COVID-19 restrictions, there continues to be a risk of the deaths and lockdowns from COVID-19.

As the world has begun to open following closures as a result of the pandemic, two other factors are facing businesses and consumers, which may be considered to be related to the effects of the COVID-19 pandemic. These are inflation and supply chain issues, which have been exacerbated by the recent Russian invasion of Ukraine. The Company cannot estimate the effect of these factors on its business. To the extent that these factors result in increased prices, the Company may not be able to pass along the increases to its customers. We do not believe that there is a shortages of cordyceps. Further, to the extent customers use the Company’s products as an ingredient in their own products, the inability of a potential customer to obtain other raw materials as well as cost increases for such products, could affect the timing and the amount of purchases from the Company. The Company cannot give assurance that its business will not be impaired by the effects of inflation and supply chain issues. Our revenue decreased in 2022 from 2021 by $539,000, or approximately 45%, primarily because of a decline in sales to two customers who accounted for 100% or our revenue in 2022 and 91.7% of revenue in 2021. Both the cost of our inventory and the prices we charge for our products were affected by inflation. Although we believe that the decline in revenue was COVID-related, we cannot assure you that our sales will increase as COVID-related factors become less important

Government Regulations

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

If we engage in business in the United States, we will be subject to a variety of other regulations, including those relating to health, safety, bioterrorism, environmental, cybersecurity, taxes, labor and employment, import and export, and environmental. These regulations may require significant financial and operational resources to ensure compliance, and we cannot assure you we will be able to be in compliance.

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

If we sell products for consumer use in any country, we will be subject to the laws of that country. Each country has laws relating to products that are marketed as dietary supplements, including laws relating to the products and which describe the extent that products subject to the applicable laws, including the purity of the ingredients and marketing and labeling of products. We will need to comply with all applicable regulations and we may not be permitted to sell products in a country unless we have received prior approval from the applicable government agency.

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

Research and Development

We incurred research and development expenses of approximately $10.1 million in 2022 and $5.3 million in 2021, which reflects the amortization of equity compensation provided to our consultants whose services related to the development of our proposed chicken feed product.  We will continue to incur research and development expenses in 2023 for the balance of the consultant’s agreements which either expired in May 2023 or will expire in August 2023.

Intellectual Property Rights

We do not have any patent or other intellectual property rights with respect to any products.

Competition

A number of companies market and sell cordyceps products in the United States, including Real Mushrooms, Bulk Supplements, Terrasoul SuperFoods; Mental Refreshment Nutrition, NOW Foods, Aloha Medicinals, Natures Elements and Swanson Premium, and many companies market cordyceps in Asia. These products include cordyceps extract as well as products that include cordyceps along with other ingredients. Many, if not all, of these companies are better known and better capitalized than we are, and we cannot assure you that we will be able to compete successfully with these and other existing suppliers of cordyceps. There are a few companies that offer cordyceps in chicken feed.  We believe that the market for this product is relatively small since cordyceps is extremely expensive and is usually used for human consumption.  While cordyceps is considered a high price product, there are varying degrees of product, with the higher quality selling at higher prices.  Cheaper products with lower quality that the products we sell are and have always been available in China. Although we believe there is a market for high quality product, we cannot give any assurance that our product or products which use our product as an ingredient are not priced at a level above that which a Chinese consumer will pay.

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

Risks Concerning our Business

We have not generated significant revenues, we are operating at a loss, and in recent years we did not have any sales during several quarters, and we cannot assure you that we can or will ever operate profitably.

For the year ended December 31, 2022, we incurred a loss of approximately $15.9 million on revenues of $658,500, and for the year ended December 31, 2021, we incurred a loss of approximately $7.7 million on revenues of approximately 1.2 million.  During 2022 we did not generate any revenue in the second and third quarters and in 2021 we did not generate any revenue in the third quarter.  Our gross margin was 21.3% for the year ended December 31, 2022 and was 21.7% for the year ended December 31, 2021.  We will not be able to operate profitably until and unless we are able to generate sufficient revenue so that our gross profit can cover our operating expenses. We cannot assure you that we be able to operate at a profit. We do not have any full-time employees and our chief executive officer, who provides his services on a part-time basis, has not received any salary. If we increase our operations and engage in selling, marketing and research and development activities, we will incur significant selling, general and administrative expenses. Unless we can significantly increase our revenue and gross profit or raise funds from other sources, including the sale or our equity securities, we may not be able to operate profitably. The lack of an active trading market in our common stock combined with our lack of sales can materially impair our ability to raise money through the sale of equity securities.  We cannot assure you that we can or will ever operate profitably.

We require significant funding for us to conduct our business.

At December 31, 2022, we had cash of less than $6,000 and accounts receivable of $638,500.  In order for us to continue in business, we will require significant additional capital either in the form of debt or equity. Because of the absence of any active trading market in our stock, our financial condition, our modest level of sales to date, as well as our lack of any history of significant operations, our low stock price and the absence of an active market for our stock, we may be unable to raise funds through the sale of equity securities.

We incurred significant research and development expenses in 2022 and 2021 and such research and development did not result in a marketable product.

A key element in the loss for both 2022 and 2021 is stock-based compensation relating to research and development of approximately $10.1 million in 2022 and approximately $5.3 million in 2021, reflecting the amortized portion of the value of common stock issued in 2021 to consultants for research and development.  In addition, we incurred selling, general and administrative services largely relating to our proposed chicken feed product of $5,632,400 in 2022 and $2,366,242 in 2021, representing the amortization of common stock issued to consultants for such selling, general and administrative services. At December 31, 2022, we had deferred stock compensation of $8,060,983, which will be recognized over the balance of the agreements, which expired in May 2023 and will expire August 2023.The amortization of this stock-based compensation will continue to impact the results of our operations in 2023, although we have not developed a product from which we may derive revenue and we may never develop such a product.

Our financial statements include a going concern paragraph.

Our financial statements for the year ended December 31, 2022 include a going concern paragraph. We had minimal cash at December 31, 2022, we had limited gross profit and we incurred a loss from operations for the year ended December 31, 2022 and past few years. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although we propose to fund our operations through sales of cordyceps related products, we have not generated sales in three quarters during 2022 and 2021, and we do not have any new product which will be able to be marketed in the near future if at all.  Because of the lack of sales and the absence of any active trading market for our common stock, our financial condition and our lack of an operating history, we will have difficulty raising funds in the equity market on reasonable, if any, terms, and we have had to rely on advances from a minority stockholder and our officer. If we cannot generate revenue from our products, we may not be able to continue in business.

 If we are not able to increase revenue and our customer base, we may not be able to operate profitably.

Through December 31, 2022, our revenue was derived from a small number of customers.  During 2022 and 2021 two customers accounted for 100% and 91.7% of our revenue.  During 2021, we also has sales to one other customer. Our customers are based on in Taiwan and Hong Kong. Our two largest customers for 2021 were not customers in prior years. We do not have any long-term agreement with any customers and they may cease purchasing from us for any reason. Unless we are successful in generating revenue from a larger customer base, our ability to operate will be impaired. Further, we believe that the nature of the market is such that we have little ability to improve our gross margin.

Our revenue has been imparted by recent government efforts to politically stabilize Hong Kong.

Prior to 2019, our revenue was derived from Hong Kong –based customers, one of which was a customer in 2021. We believe that one factor was the political instability in Hong Kong, which had affected our customers’ ability to sell products into the People’s Republic of China and their purchases from us in the past. Although we believe that the political climate in Hong Kong has improved, we cannot be certain that this will continue to be the case.

Outbreaks of communicable diseases, natural disasters or other events have materially and adversely affected, and in the future, may materially and adversely affect our business, results of operations and financial condition.

Our business could be adversely affected by the effects of communicable diseases and epidemics. In recent years, there have been breakouts of epidemics in China and globally. In early 2020, there was a worldwide outbreak of a novel strain of coronavirus, later named COVID-19. The outbreak of COVID-19 severely impacted China and the rest of the world. In response to intensifying efforts to contain the spread of the coronavirus, in 2020, the Chinese government took a number of actions, which included extending the Chinese New Year holiday, temporary closure of corporate offices, retail outlets and manufacturing facilities, quarantining individuals in China who had COVID-19, asking citizens to remain at home and to avoid gathering in public, and other actions. Until recently, China imposed a zero-COVID policy which resulted in lockdown in major cities and in provinces. These actions resulted  in a significant decline in the market for cordyceps products from our customers.  The termination of the zero-COVID policy may result in increased deaths and hospitalizations.  The extent to which COVID-19 and government actions to address it may affect our results of operations, financial condition and cash flows will depend on the future development of the outbreak. Our business could also be disrupted by outbreaks of H1N1 flu, avian flu or another epidemic. We are also vulnerable to natural disasters and other calamities that may affect our supplier and may affect us when we establish our own manufacturing facilities.

If we sell products or commence operations in the United States, we would be subject to government regulations in the United States.

If we sell products or commence operations in the United States, we would be subject to FDA regulations under the Dietary Supplement Health and Education Act, which generally provides a regulatory framework to help ensure safe, quality dietary supplements and the dissemination of accurate information about our products. The FDA does not generally regulate active ingredients in dietary supplements in the same manner as it regulates drugs unless the product makes claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, that may result in the product being subject to the restrictions and regulations imposed on drugs. If we commence operations in the United States, we would also be subject to government regulations that apply to business in general, including those relating to health, safety, bioterrorism, taxes, labor and employment, import and export, and the environment. At present, we do not have any business activities in the United States that require compliance with these regulations. However, at such time as we commence business in the United States, we may incur significant costs to comply with such regulations, and we cannot assure you we will be able to be in compliance. Other countries in which we may operate may have similar regulations, and, to the extent that we conduct business or sell products in these countries, we will be subject to those regulations.

Since we sell our products to customers in Taiwan and Hong Kong, we may be subject Taiwan and Hong Kong laws and regulations relating to our products.

We do not sell products for retail sale to consumers. Our customers purchase our products in bulk and use our products as ingredients in their products or they sell the products to customers. Countries into which our products are sold have regulations relating to the marketing, labeling and claims for dietary supplements. Since we do not sell products in form for use by consumers, our customers must comply with applicable government regulations. Our present customers are located in Taiwan and Hong Kong, which have laws concerning the ingredients in products sold for consumption, including the purity of the ingredients. If products which include our products as ingredients are sold in Taiwan, Hong Kong or any other country, including the PRC, the products may be subject to the food and supplement regulations of that country. We do not make any of the products we sell. To the extent a claim arises either as a result of the use by a consumer of products which contain our ingredients or a government agency raises questions about the purity of ingredients purchased from us, we may incur liability for any adverse reactions to the products purchased by consumers or failures of our products to conform to the stated purity of our products and we cannot assure you that we will be able to claim over against our supplier. Although we do not sell products in Taiwan, Hong Kong or any other country, we may be subject to liability or penalties in the event that our products do not have the purity which we claim We may, in the future, sell products that are designed and packaged for use by consumers, in which event we will be subject to laws relating to such products, including the purity and labeling of the products and any other regulations that may be applicable in the country in which the products are sold.

If we develop a chicken feed product, which would be used by chicken farmers to feed their chicken, we may be subject to government regulations.

We have been working on the development of a cordyceps-based ingredient for chicken feed which would be included as part of the chicken’s diet.  The cordyceps in the chicken feed product is the same as cordyceps sold for human consumption and is treated as Chinese traditional medicine.  To the extent that any of our products requires government approval, it is the responsibility of the manufacture to satisfy the government agency as to its compliance, and our product would need to be manufactured in a government-approved manufacturing facility.

We need to develop additional sources of supply.

Our revenue through December 31, 2022 has been derived from the sale of products purchased from three suppliers, one of which accounted for all of our purchases in the year ended December 31, 2022.  We did not purchase any inventory in 2021. We do not have any long-term agreements with any suppliers, and, accordingly, our suppliers have no contractual obligation to sell us products at a price which would enable us to generate an acceptable gross margin, if at all. We will need to develop additional sources of supply for both raw materials and any finished products which we may sell. Although we believe that alternative sources of supply of both raw materials and finished products are available, any difficulty or delay in identifying and entering into supply arrangements with suppliers could impair both our gross margins and our ability to operate profitably. Further, any shortage of raw materials or interruption of supply could also result in higher prices for those materials which we may be unable to pass on to our customers. We cannot assure you that, if we develop our business, our suppliers will provide us with the quality of raw materials we need or the quantities we request or at a price we consider to be reasonable. Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials based on conditions outside of our control, including weather, transportation interruptions, strikes, terrorism, natural disasters, or other catastrophic events.

We need to develop and maintain marketing and distribution channels.

We presently do not have any marketing or distribution arrangements. All of our sales through December 31, 2022 were made by our chief executive officer who is not a full-time employee. Unless we are able to hire qualified sales and marketing personnel and develop distribution channels to market and sell any products which we sell, we will not be able to generate sufficient revenue to enable us to operate profitably. We cannot assure you as to our ability to develop and maintain effective marketing and distribution channels or to operate profitably.

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

The cordyceps market is highly competitive and a number of products are readily available. Most, if not all, of our competitors are substantially larger and have greater financial resources and name recognition than we do. Further, new products which may be developed or sold may increase the competitiveness of the market. We anticipate that we will be dependent, at least initially, primarily on cordyceps products. Many of our competitors offer a range of products and are not dependent on a market for cordyceps products, which can protect them in the event that the market for cordyceps products declines.  Furthermore, cordyceps is a relatively expensive product, and our customer’s products compete with cheaper products which may not have the same degree of purity as our products, which may affect the market for our products.  If we develop a chicken feed products, we would compete with a number of major companies that manufacture chicken feed products, including products which are intended to improve the quality of the eggs and/or the heath of the chickens.  We cannot assure you that, if we develop a chicken feed product, we will be able to generate any significant revenue from the product.

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

The market for cordyceps products or any chicken feed product we may develop may be affected by recalls or successful litigation arising from claimed adverse reactions to products.

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

We have been engaged in research and development with result to our proposed chicken feed products.  The consultants who performed such services as well are related selling, general and administrative services plan performed the services pursuant to agreements which either terminated in May 2023 or will terminate in August 2023.  These services did not result in a marketable product  We may hire one or more of these consultants to continue the research and development activities, however, as of the date of this annual report, we have not hired any of the consultant.  Since our consultant are working from their own locations and not from our office and we have only one employee, our chief executive officer who is not a full-time employee, we cannot provide the same degree of supervision as we would use if we had employees engaging in research and development activities on our premises.  We cannot assure you that we will pursuant any product development activities or that, if we do, that we will be successful in developing any product or that any product we may develop will be marketable in the United States or any other country or that we will not require regulatory approval for the sale of any such product in the United States or any other country in which we seek to market the product. If regulatory approval is required, compliance with such regulations may be very expensive and we cannot assure you that we will be able to obtain such approval. As a result, we may incur significant expenses in seeking to develop a product with no assurance that we can or will develop a marketable product that complies with applicable law.

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

Our future success depends, to a significant extent, on our ability to attract, train and retain key management, marketing, sales, technical, product development and financial personnel. As of December 31, 2022 we had not taken steps to hire any such personnel.  Recruiting and retaining capable personnel, particularly those with expertise in the natural supplement business are vital to our success. There is substantial competition for qualified personnel, and we cannot assure you we will be able to attract or retain our technical and financial personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected. Our financial condition, including the absence of sales in three of the eight quarters of 2022 and 2021, and the absence of any significant market in our common stock may make it difficult for us to attract qualified personnel.

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

We do not have any patents or other proprietary intellectual property. While we may seek patents for any intellectual property which we may develop, we cannot assure you that we will develop any patentable product or that we will be able to obtain patents or that, if we do obtain patents, other companies will not be able to design around our patents and develop competitive or superior products. We cannot assure you that we will be able to enforce any patent rights which we may obtain. Patent litigation is very expensive, and, if we do not have the financial resources to enforce through litigation any patents we may obtain, we may not be able to retain the value of the patents. We believe that much of our intellectual property will be in the nature of trade secrets. Although we will seek to protect our intellectual property rights through nondisclosure agreements, including non-disclosure agreement with our employees and consultants and other companies with which we may conduct business, we cannot assure you that the other parties to the non-disclosure agreements will comply with their obligations, and we may not be aware of any breach until the intellectual property has been disclosed to a third party. We may not be able to enforce our rights under the non-disclosure agreements.

Our business and our ability to maintain our gross margin may be affected by inflation and the global supply chain issues.

After years of relatively low inflation, during the past several years, countries throughout the world, including Asia, have been subject to inflation at a rate significantly higher than in recent years.  The slowdown resulting from the COVID-19 pandemic and steps taken by governments to address the pandemic, including China’s zero COVID policy, created major supply chain disruptions.  We expect that both the inflationary pressures and supply chain disruption that affect other industries will affect us.  These factors may result in delays in receipt of products we order, and increased costs which we may not be able to pass on to consumers. Both our cost of inventory and the prices we charged increased as a result of inflation. The recent Russian invasion of Ukraine also exacerbated the inflationary and supply chain issues.  We cannot assure you that our business will not be materially impaired by inflationary and supply chain disruption.

Risks Concerning our Common Stock

There is presently no active market for our common stock, which is currently quoted on the Pink Limited Information tier, which may make it difficult for you to sell your stock.

Although our common stock was quoted on the OTCQB marketplace, it is currently traded on the Pink Limited Information tier, which includes companies that are delinquent in their filings, under the symbol ACBM. There is no active trading market for our common stock, and the OTC Markets website shows that there are many days on which there is no trading volume or very limited trading volume. Accordingly, even if a market develops, as to which we can give no assurance, there can be no assurance as to the liquidity of our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, if a market develops, it is likely that there will not be any significant float, with the result that the reported bid and asked prices may have little relationship to the price you would pay if you wanted to buy shares or the price you would receive if you wanted to sell shares.  Further, we cannot determine whether or when our common stock will be traded on the OTCQB market.

Because our common stock is a penny stock, you may have difficulty selling our common stock in the secondary trading market.

If a market for our common stock develops, our common stock is, and will likely continue to be, a penny stock and therefore is subject to the rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The SEC rules may have the effect of reducing trading activity in our common stock, making it more difficult for investors to purchase and sell their shares. The SEC’s rules require a broker or dealer proposing to effect a transaction in a penny stock to deliver the customer a risk disclosure document that provides certain information prescribed by the SEC, including, but not limited to, the nature and level of risks in the penny stock market. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction. In addition, the SEC’s rules also require a broker or dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction before completion of the transaction. The existence of the SEC’s rules may result in a lower trading volume of our common stock and lower trading prices. Further, some broker-dealers will not process transactions in penny stocks.

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

As of the date of this report, there has been no active trading activity in our common stock. There can be no assurance that any significant market, or any market, will ever develop in our common stock. Because of the low public float and the lack of trading volume, any reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy shares. Further, stocks with a low public float may be more subject to manipulation than a stock that has a significant public float. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the OTCQB market under the symbol ACBM and is presently quoted on the Pink Limited Information tier which includes companies that are delinquent in their SEC filing obligations.  We are delinquent because we did not file this annual report when it was required to be filed.  Any quotations for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

Stockholders of Record

As of July 17, 2023, we had 186 record holders of our common stock.

Transfer Agent

Cleartrust, LLC, 16540 Pointe Village Drive; Suite 210, Lutz, Florida 33558 is the transfer agent for our common stock.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Agreements

We do not have any common stock available for grant or options under equity compensation plans as of December 31, 2022, since all shares approved for grant have been issued and no further shares are available.

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

Overview

Since January 30, 2017, following a change of control, we have been engaged in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. Our business to date has involved the purchase of products from three suppliers in Taiwan and the sale of these products to four unrelated customers, two of which accounted for all of our sales in the year ended December 31, 2022 and 91.7% of sales in the year ended December 31, 2021. We did not have any sales during the second and third quarters of 2022 or the third quarter of 2021.  We sell products in bulk to companies who may use our products as ingredients in their products or sell the products they purchase from us to their own customers.

All of our sales to date have been sales of cordyceps related products except that, in the quarter ended June 30, 2018, we sold metallothionein MT-3 elizer, a product that we do not currently sell. Cordyceps is a fungus that is used in traditional Chinese medicine. Cordyceps sinensis has been described as a medicine in old Chinese medical books and Tibetan medicine. It is a rare combination of a caterpillar and a fungus and found at altitudes above 4500m in Sikkim. We may also seek to market other products which we see as complimentary to our present products; however, we have not entered into negotiations with respect to the distribution of other products, and we cannot assure you that we will be able to market any other products.

We believe that since a major market for cordyceps products is China and we believe our customers have significant customers in China, our business was impacted by COVID-19 and steps taken by the government of China, particularly its Zero COVID policy, which was relaxed in December 2022.  We are continuing to feel the residual effect of China’s COVID policy and the loss of business during 2020 through 2022.  Further, we also cannot assure you the political instability in Hong Kong will not affect our sales, since our customers in 2017 and 2018 were Hong Kong based customers who sold their products in the PRC and none of these customers has made purchases from us since the quarter ended December 31, 2018. We cannot assure you that these factors will not affect our ability to generate revenue in the future and, to the extent that any of these factors affect our ability to generate revenue, we may not be able to continue in business.

At present, we have no full-time employees. Our only employee is our chief executive officer who works for us on a part-time basis. We face significant risks in implementing our business plan, as described under Item 1.Business – Our Business, including, but not limited to, our ability to raise the necessary financing either through the sale of debt or equity securities or through a loan facility, our ability to increase our customer base and supply chain, our ability to increase our gross margins, our ability to hire and retain qualified research and development, marketing and administrative personnel, our ability to develop products and to market in the United States and other western markets any products we may develop, our ability to comply with any government regulations relating to the manufacture, distribution and marketing any products we develop. We cannot assure you that we can or will develop any products or generate revenue or profits in the future.

In May and August 2021, we entered into two-year service agreements with consultants who performed research and development services as well as selling general and administrative services in connection with a proposed product – a cordyceps-infused chicken feed. The agreements with the consultant either expired in May 2023 or will expire in August 2023, and they will not be renewed.  We may consider hiring one or more of the consultants as employees, but, as of the date of this annual report, we have not made a decision with respect to hiring any of the consultants. Our statement of operation reflects the amortization of common stock issued to consultants in connection with our proposed chicken feed product.  We issued a total of 12,282,000 shares of common stock to consultants as stock grants pursuant to agreements with the consultants in May and August 2021. The agreements provide for the consultants to perform the services described in the contracts for the two-year period commencing the date of the agreements.  The shares were valued at $31,424,800, based on the market price of the common stock on the respective dates of the agreements, and is being amortized over the two-year period of the agreement terms using the straight-line method. During the years ended December 31, 2022 and 2021, we recorded stock-based compensation of $15,712,400 and $7,651,417, respectively, and had deferred stock compensation of $8,060,983 and $23,773,383 as of December 31, 2022 and 2021 which will be recognized over the balance of the agreements.  Our selling, general and administrative expenses do not include any compensation for our chief executive officer, who serves without compensation and is responsible for our purchases, sales and directing our research and development program.  As a result, the results of our operations do not reflect costs that would normally be associated with a chief executive officer who performs such functions.

We require funds for our operations. At December 31, 2022, we had $5,852 in cash, $638,500 in accounts receivables, of which $498,500 remains outstanding to date. Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales in the six out of twelve quarters in 2022, 2021 and 2020, our reliance of sales primarily of one product, along with the absence of an active market for our stock and our stock being traded on the OTC Market Group’s Pink Limited Information Tier, and our market capitalization in relation to our financial performance, together with risk related to the COVID-19 pandemic and the political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution.

To the extent that we implement our business plan, we anticipate that we will incur marketing and other expenses without any assurance that such expenses will generate any significant revenue or net income. Because of our cash position, we may use equity-based compensation for our employees and independent contractors. Because of our low cash position, we may rely on loans from stockholders or related parties, although we do not have any agreements or understandings at this time, and we may issue equity to attract employees and consultants to help us develop our business plan.

Effects of COVID-19

Since our products are purchased by customers in Taiwan and Hong Kong either as one ingredient of a product to be sold to their customers in China or for resale to their customers, our business was by the effects of the COVID-19 pandemic as it effects manufacturers in Taiwan and Hong Kong and their customers in China, and our business may continue to be impacted by the sales lost during the pandemic.

The World Health Organization ended the global emergency status for COVID-19 on May 5, 2023.  As restrictions that had been imposed, particularly China’s zero COVID policy, to address the pandemic have been lifted, the Company cannot give assurance that its sales will increase as a result of the reduction of such restrictions, and the Company’s revenues decreased from 2021 to 2022.  Although China as lifted COVID-19 restrictions, there continues to be a risk of the deaths and lockdowns from COVID-19.  Further, we continue to feel the effects of the loss of business during the pandemic.

Inflation and Supply Chain Disruption

After years of relatively low inflation, during the past two years, countries throughout the world, including Asia, have been subject to inflation at a rate significantly higher than in recent years.  The slowdown resulting from the COVID-19 pandemic and steps taken by governments to address the pandemic, including the recent lockdown in a number of Chinese provinces and cities, have created major supply chain disruptions.  Although we did not purchase any inventory in 2021, expect that both the inflationary pressures and supply chain disruption that affect other industries will affect us.  These factors may result in delays in receipt of products we order, and increased costs which we may not be able to pass on to consumers. Both our cost of inventory and the prices we charged increased as a result of inflation. The recent Russian invasion of Ukraine has also exacerbated the inflationary and supply chain issues.  We cannot assure you that our business will not be materially impaired by inflationary and supply chain disruption.

Results of Operations

Years Ended December 31, 2022 and 2021

For the year ended December 31, 2022, we had revenue of $658,500, representing sales to two customers.  Our revenue decreased in 2022 from 2021 by $539,000, or approximately 45%, primarily because of a decline in sales to two customers who accounted for 100% or our revenue in 2022 and 91.7% of revenue in 2021.  We had no revenue for the second and third quarters of 2022. Our gross profit was $140,500, and our gross margin was 21.3%. We had operating expenses of $16,010,237, representing research and development expenses of $10,080,000 and selling, general and administrative expenses of $5,930,237, which included stock-based compensation of $15,712,400 paid to consultants working on research and development and marketing and related expense relating to our proposed chicken feed product.  As a result of the foregoing, we had a net loss of $15,871,443, or $(0.26) per share (basic and diluted).

For the year ended December 31, 2021, we had revenue of $1,197,500, representing sales to three customers.  We had no revenue for the third quarter of 2021. Our gross profit was $259,500, and our gross margin was 21.7%. We had operating expenses of $7,953,078, representing research and development expenses of $5,285,175 and selling, general and administrative expenses of $2,667,903, which included stock-based compensation of $7,651,417 paid to consultants working on research and development and marketing and related expense relating to our proposed chicken feed product.  As a result of the foregoing, we had a net loss of $7,697,828, or $(0.14) per share (basic and diluted).

We imputed interest at the rate of 4% on the advances made to us by a stockholder and CEO in the amount of $1,706 and $4,250 for the years ended December 31, 2022 and 2021, respectively.

Because of our dependence on a few customers, our revenue in any quarter is dependent upon both the timing of orders from customers and the delivery of products from our suppliers.

Liquidity and Capital Resources

The following table sets forth information relating to our working capital at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021	Change
Current assets	$657,537	$706,415	$(48,878)
Current liabilities	$201,116	$91,651	$109,465
Working capital	$456,421	$614,764	$(158,343)

The following is a summary of the statements of cash flows for the years ended December 30, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Cash (used in) provided by operating activities	$(147,481)	$299,335
Cash provided by investing activities	-	-
Cash provided by (used in) financing activities	58,085	(222,210)
Cash and cash equivalents end of year	5,852	95,248

Cash used in operating activities for the year ended December 31, 2022 reflected the net loss of $15,871,443, decreased primarily by stock-based compensation of $15,712,400.

Cash provided by operating activities for the year ended December 31, 2021 reflected the net loss of $7,697,828, decreased primarily by stock-based compensation of $7,651,417, decrease in inventories of $938,000, increased by an increase in accounts receivable of $598,000.

Cash provided by financing activities for the year ended December 31, 2022 of $58,085 represented advances from a minority stockholder.

Cash used in financing activities for the year ended December 31, 2021 of $222,210 represented repayments of loans to a minority stockholder of $241,851 and advances from the minority stockholder of $19,641.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We had minimal cash as of December 31, 2022, had limited gross profit and incurred a loss from operations for the year ended December 31, 2022 and past few years. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although we propose to fund operations through sales of our products and equity financing arrangements, because of the lack of sales and the absence of any active trading market for our common stock, our financial condition and our lack of an operating history, we may not be able to raise funds for capital expenditures, working capital or other cash requirements and will have to rely on advances from a minority stockholder and our officer. If we cannot generate revenue from our products, we may not be able to continue in business.

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

Inventories

Inventories consist primarily of finished goods. Inventories are valued at the lower of cost or net realizable value. We determine cost on the basis of first-in, first-out methods. We periodically review inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although we believe that the assumptions we use to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded for the years ended December 31, 2022 and 2021.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on our balance sheets if the lease term is more than one year. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on our balance sheets.

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Leases with a lease term of one year or less at inception are not recorded on the Company’s balance sheet and are expensed on a straight- line basis over the lease term in the statement of operations.

Net Income (Loss) Per Share of Common Stock

We adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the years ended December 31, 2022 and 2021.

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

Deferred Income Taxes and Valuation Allowance

We account for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize the deferred tax assets through future operations.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update are effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. We do not believe the adoption of this standard will have any material impact on our financial statements.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to have a material impact on our financial statements.

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

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2022, the end of the period covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2022, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2022.

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

Until we generate significantly greater revenues and employ accounting personnel, it is doubtful that we will be able to implement any system which provides us with any degree of internal controls over financial reporting. Due to the nature of this material weakness in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could not be prevented or detected.

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

Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2022, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)
Pao-Chi Chu	69	Chief executive officer, chief financial officer, president, secretary and director

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our chief executive officer, who is our only officer and director, is current is these filing.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended December 31, 2022 and 2021, earned by or paid to our executive officers.

Name and Principal Position	Period	Salary ($)	Bonus Awards ($)	Stock Awards ($)	Options/ Warrant Awards (1) ($)	Non-Equity Plan Compensation ($)	Nonqualified Deferred Earnings ($)	All Other Compensation ($)	Total ($)

Pao-Chi Chu	2022	-	-	-	-	-	-	-	-
CEO, CFO and President	2021	-	-	-	-	-	-	-	-

Employment Agreements

We have no employment agreements with Mr. Chu.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our officer.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards at December 31, 2022

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of June 20, 2023, by:

•	Each director;
•	Each current officer named in the summary compensation table;
•	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and
•	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of options, warrants or convertible securities) within 60 days of June 20, 2023. None of the named beneficial owners held any options, warrants or convertible securities at June 20, 2023.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Pao-Chi Chu 2F, No. 356, Dunhua S. Road, Da’an Dist Taipei City 106, Taiwan, ROC	30,000,000	49.97%

All officers and directors as a group (one individual)	30,000,000	49.97%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the years ended December 31, 2022 and 2021, a minority stockholder advanced $55,000 and $0, paid expenses of $3,085 and $19,641 on our behalf, and we repaid advances of $0 and $241,851, respectively.

At December 31, 2022 and 2021, we owed $1,100 and $1,100 to our chief executive officer for non-interest-bearing advances made to us or on our behalf. These advances are due on demand.

At December 31, 2022 and 2021, we owed $77,726 and $19,641 to a minority stockholder for non-interest-bearing advances made to us or on our behalf, respectively. These advances are due on demand.

We have imputed interest at the rate of 4% on the advances made to us or on our behalf. Imputed interest amounted to $1,706 and $4,250, during the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, the Company had amounts due to related parties of $78,826 and $20,741, respectively.

Director Independence

We have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Prager Metis, CPAs LLC for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Audit fees	$40,500	$44,250
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

Date: July 21, 2023

ACRO BIOMEDICAL CO., LTD.

By:	/s/ Pao-Chi Chu
Name:	Pao-Chi Chu
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pao-Chi Chu	Director, chief executive officer and	July 21, 2023
Pao-Chi Chu	chief financial officer (principal executive, financial and accounting officer)

ACRO BIOMEDICAL CO., LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Acro Biomedical Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Acro Biomedical Co., Ltd. ("the Company") as of December 31, 2022, and 2021, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2022, and 2021, and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021 and the results of its operations and its cash flows for the years ended December 31, 2022, and 2021 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had limited cash as of December 31, 2022, had limited gross profit and incurred a loss from its operations for the year ended December 31, 2022, and past few years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters for the current audit period.

/s/ Prager Metis CPAs, LLC

We have served as the Company's auditor since 2018.

Hackensack, New Jersey

July 21, 2023

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

	December 31,	December 31,
	2022	2021

ASSETS
Current Assets
Cash	$5,852	$95,248
Accounts receivable	638,500	598,000
Purchase deposit for inventory	12,000	12,000
Prepaid expenses	1,185	1,167
Total Current Assets	657,537	706,415

Operating lease right of use asset	25,719	50,432
Security deposit	4,230	4,230
TOTAL ASSETS	$687,486	$761,077

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$76,571	$26,197
Deferred revenue	20,000	20,000
Due to related parties	78,826	20,741
Operating lease liabilities - current	25,719	24,713
Total Current Liabilities	201,116	91,651

Operating lease liabilities - noncurrent	-	25,719
TOTAL LIABILITIES	201,116	117,370

Stockholders' Equity
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 60,042,000 shares issued and outstanding as of December 31,2022 and 2021	60,042	60,042
Additional paid-in capital	32,295,236	32,293,530
Deferred stock compensation	(8,060,983)	(23,773,383)
Accumulated deficit	(23,807,925)	(7,936,482)
Total Stockholders’ Equity	486,370	643,707

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$687,486	$761,077

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

	Year ended
	December 31,
	2022	2021

Revenues	$658,500	$1,197,500
Cost of revenues	518,000	938,000
Gross profit	140,500	259,500

Operating expenses
Selling, general and administrative	5,930,237	2,667,903
Research and development	10,080,000	5,285,175
Total operating expenses	16,010,237	7,953,078

Loss from operations	(15,869,737)	(7,693,578)

Other expense
Interest expense - related party	1,706	4,250
Total other expenses	1,706	4,250

Loss before income tax credit	(15,871,443)	(7,697,828)
Income taxes expenses (credit)	-	-
Net loss	$(15,871,443)	$(7,697,828)

Basic and diluted loss per share of common stock	$(0.26)	$(0.14)

Weighted average number of shares of common stock outstanding	60,042,000	53,838,855

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity

					Additional	Deferred
	Preferred Stock		Common Stock		Paid in	stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	compensation	Deficit	Total

Balance, December 31, 2020	-	$-	47,760,000	$47,760	$876,762	$-	$(238,654)	$685,868

Share issuance for service	-	-	12,282,000	12,282	31,412,518	(23,773,383)	-	7,651,417
Imputed interest on related party loans	-	-	-	-	4,250	-	-	4,250
Net loss	-	-	-	-	-	-	(7,697,828)	(7,697,828)

Balance, December 31, 2021	-	$-	60,042,000	$60,042	$32,293,530	$(23,773,383)	$(7,936,482)	$643,707

Amortization of deferred stock compensation	-	-	-	-	-	15,712,400	-	15,712,400
Imputed interest on related party loans	-	-	-	-	1,706	-	-	1,706
Net loss	-	-	-	-	-	-	(15,871,443)	(15,871,443)

Balance, December 31, 2022	-	$-	60,042,000	$60,042	$32,295,236	$(8,060,983)	$(23,807,925)	$486,370

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

	Year ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,871,443)	$(7,697,828)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Imputed interest - related parties	1,706	4,250
Amortization of deferred stock compensation	15,712,400	7,651,417
Change of ROU and lease liabilities	-	200
Changes in operating assets and liabilities:
Accounts receivable	(40,500)	(598,000)
Inventories	-	938,000
Prepaid expenses	(18)	(167)
Accounts payable and accrued expenses	50,374	1,463
Net cash provided by (used in) operating activities	(147,481)	299,335

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	58,085	19,641
Repayment to related parties	-	(241,851)
Net cash provided by (used in) financing activities	58,085	(222,210)

Net change in cash	(89,396)	77,125
Cash at beginning of year	95,248	18,123
Cash at end of year	$5,852	$95,248

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Increase in the right-of-use asset and lease liability	$-	$50,432

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

The Company’s business is the sale of cordyceps related products. Cordyceps is a fungus that is used in traditional Chinese medicine. During the second and third quarters of 2021, the Company engaged consultants to take the initial steps to develop and implement a research and development and marketing program. These consultants are working independently and report to the chief executive officer. As of December 31, 2022, the research and development efforts had not developed any products, the contracts with the consultants expired in May 2023 and will expire in August 2023, and the Company cannot give any assurance that the marketing and research development activities will generate any new product or new marketing opportunities or generate any revenue.

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

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on management’s estimate, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

Inventories

Inventories consist of finished goods. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of first-in, first-out methods. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although the Company believes that the assumptions it uses to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result. No inventory markdown was recorded for the years ended December 31, 2022 and 2021.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in the Company’ balance sheets if the lease term is more than one year. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the Company’s balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Leases with a lease term of 12 months or less at inception are not recorded on the Company’s balance sheet and are expensed on a straight- line basis over the lease term in the statement of operations.

Net (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common stock issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the years ended December 31, 2022 and 2021, respectively.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables that it will likely incur in the near future. The Company places its cash and cash equivalents with a United States financial institutions which the Company believes are of high creditworthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.

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

The carrying values of financial instruments, including, cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses and due to related parties approximate their fair values due to the short-term maturities of these financial instruments.

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

Deferred revenue was $20,000 at December 31, 2022 and 2021.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update are effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company does not believe that the impact of the adoption of this standard will have a material effect on its financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial statements.

COVID 19

Since the Company’s products are purchased by customers in the Republic of China (Taiwan) and Hong Kong who sold products to their customers in the People’s Republic of China (the “PRC”), the Company’s business was impacted by the effects of the COVID-19 pandemic and the actions taken by the governments of the PRC, the Republic of China (Taiwan) and Hong Kong.

The World Health Organization ended the global emergency status for COVID-19 on May 5, 2023.  As restrictions that had been imposed, particularly China’s zero COVID policy, to address the pandemic have been lifted, the Company cannot give assurance that its sales will increase as a result of the reduction of such restrictions, and the Company’s revenues decreased from 2021 to 2022.  Although China has lifted COVID-19 restrictions, there continues to be a risk of the deaths and lockdowns from COVID-19.

As the world has begun to open following closures as a result of the pandemic, two other factors are facing businesses and consumers, which are considered to be related to the effects of the COVID-19 pandemic. These are inflation and supply chain issues, which have been exacerbated by the recent Russian invasion of Ukraine. The Company cannot estimate the effect of these factors on its business. To the extent that these factors result in increased prices, the Company may not be able to pass along the increases to its customers. Further, to the extent customers use the Company’s products as an ingredient in their own products, the inability of a potential customer to obtain other raw materials as well as cost increases for such products, could affect the timing and the amount of purchases from the Company. The Company cannot give assurance that its business will not be impaired by the effects of inflation and supply chain issues.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of December 31, 2022, had limited gross profit and incurred a loss from operations for the year ended December 31, 2022 and past few years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company proposes to fund operations through sales of its products and equity financing arrangements. However, because of the lack of sales and the absence of any active trading market for its common stock, its financial condition and its lack of an operating history, the Company may not be able to raise funds for capital expenditures, working capital and other cash requirements and will have to rely on advances from a minority stockholder and an officer. If the Company cannot generate revenue from its products, it may not be able to continue in its business.

NOTE 4 - EQUITY

Common Stock

The Company issued a total of 6,776,000 and 5,506,000 shares of common stock to consultants as stock grants pursuant to agreements with the consultants in May 2021 and August 2021, respectively, of which 11,912,000 shares were issued pursuant to the 2020 equity incentive plan. (the “Plan”) and 370,000 were issued as restricted stock outside of the Plan. The agreements provide for the consultants to perform services described in the contracts for the two-year period commencing May 25, 2021 and August 23, 2021. The shares were valued at $19,311,600 and $12,113,200, based on the market price of the common stock on the respective dates of the agreements, which was $2.85 and $2.20 per share, respectively, and is being amortized over two-year period starting from the date of the agreement using the straight-line method. During the year ended December 31, 2022 and 2021, the Company recorded stock-based compensation of $15,712,400 and $7,651,417, respectively, and had deferred stock compensation of $8,060,983 and $23,773,383 as of December 31, 2022 and 2021 which will be recognized over the balance of the agreements.

During the year ended December 31, 2022, the Company did not issue any shares of common stock.

NOTE 5 - INCOME TAXES

The reconciliation of income tax expense at the U.S. statutory rate of 21% to the Company’s effective tax rate is as follows:

	Year ended
	December 31,
	2022	2021
Income tax credit at statutory rate	$(3,333,003)	$(1,616,544)
Income tax adjustment
Imputed interest	358	893
Change of valuation allowance	3,332,645	1,615,651
Income tax expense	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2022	2021
Operating loss carry forward	$5,014,941	$1,682,296
Valuation allowance	(5,014,941)	(1,682,296)
Deferred tax asset	$-	$-

The Company has approximately $24 million net operating loss carryforwards that are available to reduce future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for the year ended December 31, 2022 and 2021 because it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 6 - RELATED PARTY TRANSACTIONS

At December 31, 2022 and 2021, the Company owed $1,100 and $1,100 to its CEO for non-interest-bearing advances made to or on behalf of the Company, respectively. These advances are due on demand.

During the years ended December 31, 2022 and 2021, a minority stockholder advanced $55,000 and $0 paid expenses of $3,085 and $19,641 on behalf of the Company, and the Company repaid $0 and $241,851, respectively.

At December 31, 2022 and 2021, the Company owed $77,726 and $19,641 to a stockholder who is not a 5% stockholder for non-interest-bearing advances made to or on behalf of the Company, respectively. These advances are due on demand.

The Company has imputed interest at the rate of 4% on the advances made to or on behalf of the Company. Imputed interest amounted to $1,706 and $4,250, during the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, the Company had amounts due to related parties of $78,826 and $20,741, respectively.

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

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities as follows:

	December 31,	December 31,
	2022	2021
Operating lease ROU asset	$25,719	$50,432

	December 31,	December 31,
Operating lease liabilities	2022	2021
Current portion	$25,719	$24,713
Non-current portion	-	25,719
Total	$25,719	$50,432

Future minimum lease payments under operating leases at December 31, 2022 were as follows:

2023	$26,280
Thereafter	-
Total	$26,280

The Company recognized total lease expense of $26,280 and $25,140 for the years ended December 31, 2022 and 2021, respectively.

NOTE 8 – CONCENTRATION

Revenue and accounts receivable

For the years ended December 31, 2022 and 2021, customer concentrations (more than 10%) were as follows:

	Percentage of revenue		Percentage of Accounts receivable
	Year ended December 31		December 31,	December 31,
	2022	2021	2022	2021
Customer A	55%	59%	56%	33%
Customer B	45%	33%	44%	67%
Total (as a group)	100%	92%	100%	100%

Purchases

During the year ended December 31, 2022, all purchases were made from one supplier.

During the year ended December 31, 2021, the Company did not purchase inventory.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and determined that no subsequent event requires recognition or disclosure to the financial statements.

