Form 10-Q
period 2023-03-31
ACRO BIOMEDICAL CO., LTD.
filed 2023-08-02
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,042,000 shares of common stock on August 2, 2023.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2022, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

Item 1. Financial Statements

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022

ASSETS
Current Assets
Cash	$322	$5,852
Accounts receivable	608,500	638,500
Purchase deposit for inventory	12,000	12,000
Prepaid expenses	12,500	1,185
Security deposit	4,230	-
Total Current Assets	637,552	657,537

Operating lease right of use asset	19,385	25,719
Security deposit	-	4,230
TOTAL ASSETS	$656,937	$687,486

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$127,786	$76,571
Deferred revenue	20,000	20,000
Due to related parties	78,862	78,826
Operating lease liabilities - current	19,385	25,719
Total Current and Total Liabilities	246,033	201,116

Stockholders' Equity
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 60,042,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	60,042	60,042
Additional paid-in capital	32,296,024	32,295,236
Deferred stock compensation	(4,132,883)	(8,060,983)
Accumulated deficit	(27,812,279)	(23,807,925)
Total Stockholders’ Equity	410,904	486,370

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$656,937	$687,486

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Revenues	$-	$298,500
Cost of revenues	-	222,000
Gross profit	-	76,500

Operating expenses
Selling, general and administrative	1,483,566	1,485,088
Research and development	2,520,000	2,520,000
Total operating expenses	4,003,566	4,005,088

Loss from operations	(4,003,566)	(3,928,588)

Other expense
Interest expense - related party	788	209
Total other expenses	788	209

Loss before income tax expense	(4,004,354)	(3,928,797)
Income tax expense	-	-
Net loss	$(4,004,354)	$(3,928,797)

Basic and diluted loss per share of common stock	$(0.07)	$(0.07)

Weighted average number of shares of common stock outstanding	60,042,000	60,042,000

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three months ended March 31, 2023

					Additional	Deferred		Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance, December 31, 2022	-	$-	60,042,000	$60,042	$32,295,236	$(8,060,983)	$(23,807,925)	$486,370

Amortization of deferred stock compensation	-	-	-	-	-	3,928,100	-	3,928,100
Imputed interest on related party loans	-	-	-	-	788	-	-	788
Net loss	-	-	-	-	-	-	(4,004,354)	(4,004,354)

Balance, March 31, 2023	-	$-	60,042,000	$60,042	$32,296,024	$(4,132,883)	$(27,812,279)	$410,904

 For the Three months ended March 31, 2022

					Additional	Deferred		Total
	Preferred Stock		Common Stock		Paid in	stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	compensation	Deficit	Equity
Balance, December 31, 2021	-	$-	60,042,000	$60,042	$32,293,530	$(23,773,383)	$(7,936,482)	$643,707

Amortization of deferred stock compensation	-	-	-	-	-	3,928,100	-	3,928,100
Imputed interest on related party loans	-	-	-	-	209	-	-	209
Net loss	-	-	-	-	-	-	(3,928,797)	(3,928,797)

Balance, March 31, 2022	-	$-	60,042,000	$60,042	$32,293,739	$(19,845,283)	$(11,865,279)	$643,219

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,004,354)	$(3,928,797)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Imputed interest - related parties	788	209
Amortization of deferred stock compensation	3,928,100	3,928,100
Changes in operating assets and liabilities:
Accounts receivable	30,000	299,500
Prepaid expenses	(11,315)	(10,683)
Accounts payable and accrued expenses	51,215	(26,197)
Net cash provided by (used in) operating activities	(5,566)	262,132

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	36	288
Net cash provided by financing activities	36	288

Net change in cash	(5,530)	262,420
Cash at beginning of period	5,852	95,248
Cash at end of period	$322	$357,668

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Notes to Financial Statements

March 31, 2023

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Acro Biomedical Co., Ltd. (the “Company”) is a Nevada corporation incorporated on September 24, 2014 under the name Killer Waves Hawaii, Inc. On January 30, 2017, the Company’s corporate name was changed to Acro Biomedical Co., Ltd.

The Company’s business is the sale of cordyceps related products. Cordyceps is a fungus that is used in traditional Chinese medicine. During the second and third quarters of 2021, the Company engaged consultants to take the initial steps to develop and implement a research and development and marketing program. These consultants are working independently and report to the chief executive officer. As of the date of this report, the research and development efforts have not developed any products, the contracts with the consultants expired in May 2023 and will expire in August 2023, and the Company cannot give any assurance that the marketing and research development activities will generate any new product or new marketing opportunities or generate any revenue.

NOTE–2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2022 have been omitted; and these unaudited interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2022 included within the Company’s annual report on Form 10-K for the year ended December 31, 2022.

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

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the three months ended March 31, 2023 and 2022.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of March 31, 2023, had no revenue in the first quarter of 2023 and incurred a loss from operations for the three months ended March 31, 2023 and the past few years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

During the three months ended March 31, 2023 and 2022, a minority stockholder who is not a 5% stockholder paid expenses of $36 and $288 on behalf of the Company, respectively.

At March 31, 2023 and December 31, 2022, the Company owed $77,762 and $77,726 to the minority stockholder referred to in the preceding paragraph for non-interest-bearing advances made to or paid expenses on behalf of the Company and are due on demand, respectively.

At March 31, 2023 and December 31, 2022, the Company owed $1,100 to its CEO for non-interest-bearing advances made to or paid expenses on behalf of the Company, all of which are due on demand.

The Company has imputed interest at the rate of 4% on the advances made to or paid expenses on behalf of the Company in the amount of $788 and $209 during the three months ended March 31, 2023 and 2022, respectively.

NOTE 5 - LEASES

On November 3, 2021, the Company entered into a lease agreement to rent a storage facility in Hong Kong for a two-year term at HK$17,000 (approximately $2,190) per month and HK$33,000 (approximately $4,230) as a security deposit.

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities, which had balances as follows:

	March 31,	December 31,
	2023	2022
Operating lease ROU asset	$19,385	$25,719

	March 31,	December 31,
	2023	2022
Operating lease liabilities – all current portion	$19,385	$25,719

Future minimum lease payments under operating leases at March 31, 2023, were as follows:

Remainder of 2023	$19,710
2024 and thereafter	-
Total	$19,710

The Company recognized total lease expense of $6,570 and $6,570 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 6 – STOCKHOLDERS' EQUITY

The Company issued a total of 6,776,000 and 5,506,000 shares of common stock to consultants as stock grants pursuant to two-year consulting agreements with the consultants entered into in May 2021 and August 2021, respectively, of which 11,912,000 shares were issued pursuant to the 2020 equity incentive plan (the “Plan”) and 370,000 were issued as restricted stock grants outside of the Plan. The agreements provide for the consultants to perform services described in the contracts for the two-year period commencing May 25, 2021 and August 23, 2021. The shares were valued at $19,311,600 and $12,113,200, based on the market price of the common stock on the respective dates of the agreements, which was $2.85 and $2.20 per share, respectively, and is being amortized over the two-year period starting from the date of the agreement using the straight-line method. During the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation of $3,928,100 and $3,928,100, respectively, and had deferred stock compensation of $4,132,883 and $8,060,983 as of March 31, 2023 and December 31, 2022, respectively, which will be recognized over the balance of the agreements.

NOTE 7 - CONCENTRATION

Revenue

During the three months ended March 31, 2023, the Company did not generate revenue.

During the three months ended March 31, 2022, all revenue was derived from one customer.

Purchases

During the three months ended March 31, 2023, the Company did not purchase inventory.

During the three months ended March 31, 2022, all purchases were made from one supplier.

Accounts receivable

As of March 31, 2023 and December 31, 2022, the Company’s accounts receivable were due from customer A of 59% and 56%, respectively, and from customer B of 41% and 44%, respectively.

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

Overview

Since January 30, 2017, following a change of control, we have been engaged in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. Our business to date has involved the purchase of products from three suppliers in Taiwan and the sale of these products to four unrelated customers, two of which accounted for all of our sales in the year ended December 31, 2022 and 91.7% of sales in the year ended December 31, 2021. We did not have any sales during the three months ended March 31, 2023, second and third quarters of 2022 or the third quarter of 2021.  We sell products in bulk to companies who may use our products as ingredients in their products or sell the products they purchase from us to their own customers.

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

We believe that, since a major market for cordyceps products is China, our customers have significant customers in China and our business was impacted by COVID-19 and steps taken by the government of China, particularly its Zero COVID policy, which was relaxed in December 2022.  We are continuing to feel the residual effect of China’s COVID policy and the loss of business during 2020 through 2022.  Further, we also cannot assure you the political instability in Hong Kong will not affect our sales, since our customers in 2017 and 2018 were Hong Kong based customers who sold their products in the PRC and none of these customers has made purchases from us since the quarter ended December 31, 2018. We cannot assure you that these factors will not affect our ability to generate revenue in the future and, to the extent that any of these factors affect our ability to generate revenue, we may not be able to continue in business.

At present, we have no full-time employees. Our only employee is our chief executive officer who works for us on a part-time basis and does not receive compensation. We face significant risks in developing our business, including, but not limited to, our ability to raise the necessary financing either through the sale of debt or equity securities or through a loan facility, our ability to increase our customer base and supply chain, our ability to increase our gross margins, our ability to hire and retain qualified research and development, marketing and administrative personnel, our ability to develop products and to market in the United States and other western markets any products we may develop, our ability to comply with any government regulations relating to the manufacture, distribution and marketing any products we develop. We cannot assure you that we can or will develop any products or generate revenue or profits in the future.

In May and August 2021, we entered into two-year service agreements with consultants who performed research and development services as well as selling general and administrative services in connection with a proposed product – a cordyceps-infused chicken feed. The agreements with the consultant either expired in May 2023 or will expire in August 2023, and they will not be renewed.  We may consider hiring one or more of the consultants as employees, but, as of the date of this report, we have not made a decision with respect to hiring any of the consultants and we do not have the funds or the revenue stream for us to hire any of the consultants.  Our statement of operation reflects the amortization of common stock issued to consultants in connection with our proposed chicken feed product.  We issued a total of 12,282,000 shares of common stock to consultants as stock grants pursuant to agreements with the consultants in May and August 2021. The agreements provide for the consultants to perform the services described in the contracts for the two-year period commencing the date of the agreements.  The shares were valued at $31,424,800, based on the market price of the common stock on the respective dates of the agreements, and is being amortized over the two-year period of the agreement terms using the straight-line method. During each of the three months ended March 31, 2023 and 2022, we recorded stock-based compensation of $3,928,100, and had deferred stock compensation of $4,132,883 and $8,060,983 as of March 31, 2023 and December 31, 2022, respectively, which will be recognized over the balance of the agreements.   As of March 31, 2023 and July 31, 2023, we had not developed any product as a result of the services from the consultants, and we do not anticipate that any product will be developed when the consulting agreements terminate in August 2023.  Our selling, general and administrative expenses do not include any compensation for our chief executive officer, who serves without compensation and is responsible for our purchases, sales and directing our research and development program.  As a result, the results of our operations do not reflect costs that would normally be associated with a chief executive officer who performs such functions.

We require funds for our operations. At March 31, 2023, we had $322 in cash, $608,500 in accounts receivables, of which $480,000 remains outstanding at July 31, 2023. Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales in the seven out of thirteen quarters from 2020 through March 31, 2023, including the three months ended March 31, 2023 as well as the second quarter of 2023, our reliance of sales primarily of one product, along with the absence of an active market for our stock and our stock being traded on the OTC Market Group’s Expert Market Tier, which is for companies that do not make current information publicly available, and our market capitalization in relation to our financial performance, together with risk related to the COVID-19 pandemic and the political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution. Quotations in Expert Market securities are restricted from public viewing. Only broker-dealers and professional or sophisticated investors are permitted to view quotations in Expert Market.

To the extent that we implement our business plan, we anticipate that we will incur marketing and other expenses without any assurance that such expenses will generate any significant revenue, cash flow from operations or net income. Because of our cash position, we may use equity-based compensation for our employees and independent contractors. Because of our low cash position, we may rely on loans from stockholders or related parties, although we do not have any agreements or understandings at this time, and we may issue equity to attract employees and consultants to help us develop our business plan.

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

The World Health Organization ended the global emergency status for COVID-19 on May 5, 2023.  As restrictions that had been imposed, particularly China’s zero COVID policy, to address the pandemic have been lifted, we cannot give assurance that we will generate sales as a result of the reduction of such restrictions.  Although China as lifted COVID-19 restrictions, there continues to be a risk of the deaths and lockdowns from COVID-19.  Further, we continue to feel the effects of the loss of business during the pandemic.

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

Results of Operations

Three Months Ended March 31, 2023 and 2022

For the three months ended March 31, 2023, we did not generate any revenue.  Our operating expenses were $4,003,566, of which $2,520,000 represented research and development expenses related primarily to the development of cordyceps-infused chicken feed, and $1,483,566 represented selling, general and administrative expenses, of which $1,438,100 related to services provided by our consultants and $45,466 to expenses and professional fees relating to our status as a public company. The compensation to our consultants for research and development services and selling, general and administrative services totaling $3,928,100 represented the amortization of deferred stock compensation issued to the consultants in 2021. We also incurred interest expense to a minority stockholder of $788. As a result, we had a net loss of $4,004,354 or $(0.07) per share (basic and diluted).

For the three months ended March 31, 2022, we had revenues of $298,500, representing the sale of cordyceps products to one customer, cost of revenues of $222,000, a gross profit of $76,500, operating expenses of $4,005,088, of which $2,520,000 represented research and development expenses related primarily to the development of cordyceps-infused chicken feed, $1,485,088 represented selling, general and administrative expenses, of which $1,438,100 related to services provided by our consultants and $46,988 to expenses and professional fees relating to our status as a public company. The compensation to our consultants for research and development services and selling, general and administrative services totaling $3,928,100 represented the amortization of deferred stock compensation issued to the consultants in 2021. We also incurred interest expense to a minority stockholder of $209. As a result, we had a net loss of $3,928,797 or $(0.07) per share (basic and diluted).

Because of our dependence on a few customers, one of which accounted for all of our sales since in the first quarter of 2022, our revenue in any quarter is dependent upon both the timing of orders from customers and the delivery of products from our suppliers.  We did not generate any revenue in the first quarter of 2023.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from December 31, 2022 to March 31, 2023:

	March 31 2023	December 31, 2022	Change	% Change
Current assets	$637,552	$657,537	$(19,985)	(3.0)%
Current liabilities	$246,033	$201,116	$44,917	22.3%
Working capital	$391,519	$456,421	$(64,902)	(14.2)%

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three months Ended March 31,
	2023	2022
Cash (used in) provided by operating activities	$(5,566)	$262,132
Cash provided by financing activities	$36	$288
Cash at end of period	$322	$357,668

Cash used in operating activities of $5,566 for the three months ended March 31, 2023 reflected primarily our net loss of $4,004,354, increased primarily by stock-based compensation representing the amortization of deferred stock compensation of $3,928,100, as well as an increase in accounts payable and accrued expenses of $51,215 and a decrease in accounts receivable of $30,000.

Cash provided by operating activities of $262,132 for the three months ended March 31, 2022 reflected primarily our net loss of $3,928,797, increased primarily by stock-based compensation representing the amortization of deferred stock compensation of $3,928,100, as well as a decrease in accounts receivable of $299,500.

Cash provided by financing activities of $36 for the three months ended March 31, 2023 and $288 for the three months ended March 31, 2022 reflected advances from a minority stockholder.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We had minimal cash as of March 31, 2023, had no revenue in the first quarter of 2023 and incurred a loss from operations for the three months ended March 31, 2023 and the past few years. We also did not generate any revenue during the second quarter of 2023. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We propose to fund operations through sales of our products and equity financing arrangements. However, because of the lack of sales and the absence of any active trading market for our common stock, our financial condition and our lack of an operating history, we may not be able to raise funds for capital expenditures, working capital and other cash requirements and will have to rely on advances from a minority stockholder and our officer. If we cannot generate revenue from the sale of our products, we may not be able to continue in business.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of March 31 , 2023, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended December 31, 2022, management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only employee who serves as both chief executive officer and chief financial officer, who is our sole director and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

During the period ended March 31, 2023, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6: Exhibits

Exhibits

Exhibit Number	Description of Exhibits
31.1*	Section 302 Certificate of Chief Executive Officer and Principal Financial Officer.
32.1**	Section 906 Certificate of Chief Executive Officer and Principal Financial Officer.
101.INS*	Inline XBRL Instance Document*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document*
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104*	Document Set

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRO BIOMEDICAL CO., LTD.

Dated: August 2, 2023	By:	/s/ Pao-Chi Chu
Pao-Chi Chu
Chief Executive Officer and Chief
Financial Officer

