Form 10-Q
period 2023-06-30
ACRO BIOMEDICAL CO., LTD.
filed 2023-08-14
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,042,000 shares of common stock on August 14, 2023.

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

Item 1. Financial Statements

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022

ASSETS
Current Assets
Cash	$2,680	$5,852
Accounts receivable	498,500	638,500
Purchase deposit for inventory	12,000	12,000
Prepaid expenses	8,750	1,185
Security deposit	4,230	-
Total Current Assets	526,160	657,537

Operating lease right of use asset	12,988	25,719
Security deposit	-	4,230
TOTAL ASSETS	$539,148	$687,486

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$87,536	$76,571
Deferred revenue	20,000	20,000
Due to related parties	78,970	78,826
Operating lease liabilities - current	12,988	25,719
Total Current and Total Liabilities	199,494	201,116

Stockholders' Equity
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 60,042,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	60,042	60,042
Additional paid-in capital	32,296,813	32,295,236
Deferred stock compensation	(1,009,433)	(8,060,983)
Accumulated deficit	(31,007,768)	(23,807,925)
Total Stockholders’ Equity	339,654	486,370

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$539,148	$687,486

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$-	$-	$-	$298,500
Cost of revenues	-	-	-	222,000
Gross profit	-	-	-	76,500

Operating expenses
Selling, general and administrative	1,316,425	1,476,432	2,799,991	2,961,520
Research and development	1,878,275	2,520,000	4,398,275	5,040,000
Total operating expenses	3,194,700	3,996,432	7,198,266	8,001,520

Loss from operations	(3,194,700)	(3,996,432)	(7,198,266)	(7,925,020)

Other expense
Interest expense - related party	789	211	1,577	420
Total other expenses	789	211	1,577	420

Loss before income tax expense	(3,195,489)	(3,996,643)	(7,199,843)	(7,925,440)
Income tax expense	-	-	-	-
Net loss	$(3,195,489)	$(3,996,643)	$(7,199,843)	$(7,925,440)

Basic and diluted loss per share of common stock	$(0.05)	$(0.07)	$(0.12)	$(0.13)

Weighted average number of shares of common stock outstanding	60,042,000	60,042,000	60,042,000	60,042,000

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three and Six months ended June 30, 2023

					Additional	Deferred		Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance, December 31, 2022	-	$-	60,042,000	$60,042	$32,295,236	$(8,060,983)	$(23,807,925)	$486,370

Amortization of deferred stock compensation	-	-	-	-	-	3,928,100	-	3,928,100
Imputed interest on related party loans	-	-	-	-	788	-	-	788
Net loss	-	-	-	-	-	-	(4,004,354)	(4,004,354)

Balance, March 31, 2023	-	-	60,042,000	60,042	32,296,024	(4,132,883)	(27,812,279)	410,904

Amortization of deferred stock compensation	-	-	-	-	-	3,123,450	-	3,123,450
Imputed interest on related party loans	-	-	-	-	789	-	-	789
Net loss	-	-	-	-	-	-	(3,195,489)	(3,195,489)

Balance, June 30, 2023	-	$-	60,042,000	$60,042	$32,296,813	$(1,009,433)	$(31,007,768)	$339,654

 For the Three and Six months ended June 30, 2022

					Additional	Deferred		Total
	Preferred Stock		Common Stock		Paid in	stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	compensation	Deficit	Equity

Balance, December 31, 2021	-	$-	60,042,000	$60,042	$32,293,530	$(23,773,383)	$(7,936,482)	$643,707

Amortization of deferred stock compensation	-	-	-	-	-	3,928,100	-	3,928,100
Imputed interest on related party loans	-	-	-	-	209	-	-	209
Net loss	-	-	-	-	-	-	(3,928,797)	(3,928,797)

Balance, March 31, 2022	-	-	60,042,000	60,042	32,293,739	(19,845,283)	(11,865,279)	643,219

Amortization of deferred stock compensation	-	-	-	-	-	3,928,100	-	3,928,100
Imputed interest on related party loans	-	-	-	-	211	-	-	211
Net loss	-	-	-	-	-	-	(3,996,643)	(3,996,643)

Balance, June 30, 2022	-	$-	60,042,000	$60,042	$32,293,950	$(15,917,183)	$(15,861,922)	$574,887

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,199,843)	$(7,925,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest - related parties	1,577	420
Amortization of deferred stock compensation	7,051,550	7,856,200
Changes in operating assets and liabilities:
Accounts receivable	140,000	299,500
Inventories	-	(296,000)
Prepaid expenses	(7,565)	(7,128)
Accounts payable and accrued expenses	10,965	(11,197)
Net cash used in operating activities	(3,316)	(83,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	144	504
Net cash provided by financing activities	144	504

Net change in cash	(3,172)	(83,141)
Cash at beginning of period	5,852	95,248
Cash at end of period	$2,680	$12,107

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Notes to Financial Statements

June 30, 2023

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Acro Biomedical Co., Ltd. (the “Company”) is a Nevada corporation incorporated on September 24, 2014 under the name Killer Waves Hawaii, Inc. On January 30, 2017, the Company’s corporate name was changed to Acro Biomedical Co., Ltd.

The Company’s business is the sale of cordyceps related products. Cordyceps is a fungus that is used in traditional Chinese medicine. During the second and third quarters of 2021, the Company engaged consultants to take the initial steps to develop and implement a research and development and marketing program. These consultants are working independently and report to the chief executive officer. As of the date of this report, the research and development efforts have not developed any products, the contracts with the consultants either expired in May 2023 or will expire in August 2023, and the Company does not expect that any new product, new marketing opportunities or revenue will result from such marketing and research and development efforts.

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

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the three and six months ended June 30, 2023 and 2022.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had nominal cash as of June 30, 2023, had no revenue in the first and second quarters of 2023 and incurred a loss from operations for the six months ended June 30, 2023 and has incurred losses for the past few years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

During the six months ended June 30, 2023 and 2022, a minority stockholder who is not a 5% stockholder paid expenses of $144 and $504 on behalf of the Company, respectively. During the three months ended June 30, 2023 and 2022, such minority stockholder paid expenses of $108 and $216 on behalf of the Company, respectively.

At June 30, 2023 and December 31, 2022, the Company owed $77,870 and $77,726 to the minority stockholder referred to in the preceding paragraph for non-interest-bearing advances made to or paid expenses on behalf of the Company, and are due on demand, respectively.

At June 30, 2023 and December 31, 2022, the Company owed $1,100 to its CEO for non-interest-bearing advances made to or paid expenses on behalf of the Company and are due on demand.

The Company has imputed interest at the rate of 4% on the advances made to or paid expenses on behalf of the Company in the amount of $1,577 and $420 during the six months ended June 30, 2023 and 2022, respectively and in the amount of $789 and $211 during the three months ended June 30, 2023 and 2022, respectively.

NOTE 5 - LEASES

On November 3, 2021, the Company entered into a lease agreement to rent a storage facility in Hong Kong for a two-year term at HK$17,000 (approximately $2,190) per month and paid HK$33,000 (approximately $4,230) as a security deposit.

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities, which had balances as follows:

	June 30,	December 31,
	2023	2022
Operating lease ROU asset	$12,988	$25,719

	June 30,	December 31,
	2023	2022
Operating lease liabilities – all current portion	$12,988	$25,719

Future minimum lease payments under operating leases at June 30, 2023, were as follows:

Remainder of 2023	$13,140
2024 and thereafter	-
Total	$13,140

The Company recognized total lease expenses of $13,140 and $13,140 for the six months ended June 30, 2023 and 2022, respectively and of $6,570 and $6,570 for the three months ended June 30, 2023 and 2022, respectively.

NOTE 6 – STOCKHOLDERS' EQUITY

The Company issued a total of 6,776,000 and 5,506,000 shares of common stock to consultants as stock grants pursuant to two-year consulting agreements with the consultants entered into in May 2021 and August 2021, respectively, of which 11,912,000 shares were issued pursuant to the 2020 equity incentive plan (the “Plan”) and 370,000 were issued as restricted stock grants outside of the Plan. The agreements provide for the consultants to perform services described in the contracts for the two-year period commencing May 25, 2021 and August 23, 2021. The shares were valued at $19,311,600 and $12,113,200, based on the market price of the common stock on the respective dates of the agreements, which was $2.85 and $2.20 per share, respectively, and is being amortized over the two-year period starting from the date of agreement using the straight-line method. During the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation of $7,051,550 and $7,856,200, respectively, and during the three months ended June 30, 2023 and 2022, the Company recorded stock-based compensation of $3,123,450 and $3,928,100, respectively. The Company had deferred stock compensation of $1,009,433 and $8,060,983 as of June 30, 2023 and December 31, 2022, respectively, which will be recognized over the balance of the agreements, which terminate in the third quarter of 2023.

NOTE 7 - CONCENTRATION

Revenue

During the three and six months ended June 30, 2023, the Company did not generate revenue.

During the three and six months ended June 30, 2022, all revenue was derived from one customer which was generated during the first quarter of 2022.

Purchases

During the three and six months ended June 30, 2023, the Company did not purchase inventory.

During the three and six months ended June 30, 2022, all purchases were made from one supplier.

Accounts receivable

As of June 30, 2023 and December 31, 2022, the Company has accounts receivable consisting of customer A 72% and 56% and customer B 28% and 44%, respectively.

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

Overview

Since January 30, 2017, following a change of control, we have been engaged in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. Our business to date has involved the purchase of products from three suppliers in Taiwan and the sale of these products to four unrelated customers, two of which accounted for all of our sales in the year ended December 31, 2022 and 91.7% of sales in the year ended December 31, 2021. We did not have any sales during the six months ended June 30, 2023, second and third quarters of 2022 or the third quarter of 2021.  We sell products in bulk to companies who may use our products as ingredients in their products or sell the products they purchase from us to their own customers.

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

In May and August 2021, we entered into two-year service agreements with consultants who performed research and development services as well as selling general and administrative services in connection with a proposed product – a cordyceps-infused chicken feed. The agreements with the consultant either expired in May 2023 or will expire in August 2023, and they will not be renewed.  We may consider hiring one or more of the consultants as employees, but, as of the date of this report, we have not made a decision with respect to hiring any of the consultants and we do not have the funds or the revenue stream for us to hire any of the consultants.  Our statement of operation reflects the amortization of common stock issued to consultants in connection with our proposed chicken feed product.  We issued a total of 12,282,000 shares of common stock to consultants as stock grants pursuant to agreements with the consultants in May and August 2021. The agreements provide for the consultants to perform the services described in the contracts for the two-year period commencing the date of the agreements.  The shares were valued at $31,424,800, based on the market price of the common stock on the respective dates of the agreements, and is being amortized over the two-year period of the agreement terms using the straight-line method. During each of the six months ended June 30, 2023 and 2022, we recorded stock-based compensation of $7,051,550 and $7,856,200, respectively, and had deferred stock compensation of $1,009,433 and $8,060,983 as of June 30, 2023 and December 31, 2022, respectively.  The deferred stock compensation at June 30, 2023 will be fully amortized during the third quarter of 2023.  As of June 30, 2023 and August 14, 2023, we had not developed any product as a result of the services from the consultants, and we do not anticipate that any product will be developed when the consulting agreements terminate in August 2023.  Our selling, general and administrative expenses do not include any compensation for our chief executive officer, who serves without compensation and is responsible for our purchases, sales and directing our research and development program.  As a result, the results of our operations do not reflect costs that would normally be associated with a chief executive officer who performs such functions.

We require funds for our operations. At June 30, 2023, we had $2,680 in cash, $498,500 in accounts receivables, of which $480,000 remained outstanding at August 14, 2023. The accounts receivable relate to receivables for orders placed during 2022.  Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales in the eight out of fourteen quarters from 2020 through June 30, 2023, including the six months ended June 30, 2023 as well as the third quarter of 2023 through August 14, 2023, our reliance of sales primarily of one product, along with the absence of an active market for our stock and our stock being traded on the OTC Market Group’s Pink Market and being eligible for unsolicited quotes only, and our market capitalization in relation to our financial performance, together with risk related to the COVID-19 pandemic and the political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution.

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

Effects of COVID-19

Since our products are purchased by customers in Taiwan and Hong Kong either as one ingredient of a product to be sold to their customers in China or for resale to their customers, our business was affected by the COVID-19 pandemic as it effects manufacturers in Taiwan and Hong Kong and their customers in China, and our business may continue to be impacted by the sales lost during the pandemic.

The World Health Organization ended the global emergency status for COVID-19 on May 5, 2023.  As restrictions that had been imposed, particularly China’s zero COVID policy, to address the pandemic have been lifted, we cannot give assurance that we will generate sales as a result of the reduction of such restrictions.  Although China as lifted COVID-19 restrictions, there continues to be a risk of the deaths and lockdowns from COVID-19.  Further, we continue to feel the effects from the loss of business during the pandemic.

Inflation and Supply Chain Disruption

After years of relatively low inflation, during the past two years, countries throughout the world, including Asia, have been subject to inflation at a rate significantly higher than in recent years.  The slowdown resulting from the COVID-19 pandemic and steps taken by governments to address the pandemic, including the recent lockdown in a number of Chinese provinces and cities, have created major supply chain disruptions.  We expect that both the inflationary pressures and supply chain disruption that affect other industries will affect us.  These factors may result in delays in receipt of products we order, and increased costs which we may not be able to pass on to consumers. Both our cost of inventory and the prices we charged increased as a result of inflation. The recent Russian invasion of Ukraine has also exacerbated the inflationary and supply chain issues.  We cannot assure you that our business will not be materially impaired by inflationary and supply chain disruption.  Since we did not make any sales or purchase any inventory during the six months ended June 30, 2023, we cannot evaluate the effects of inflation on the price at which we can sell products or the cost of our inventory.

Results of Operations

Three and Six Months Ended June 30, 2023 and 2022

For the three months ended June 30, 2023, we did not generate any revenue.  Our operating expenses were $3,194,700, of which $1,878,275 represented research and development expenses related primarily to the development of cordyceps-infused chicken feed, and $1,316,425 represented selling, general and administrative expenses, of which $1,245,175 related to services provided by our consultants and $71,250 to expenses and professional fees relating to our status as a public company. The compensation to our consultants for research and development services and selling, general and administrative services totaling $3,123,450 represented the amortization of deferred stock compensation issued to the consultants in 2021. We also incurred interest expense to a minority stockholder of $789. As a result, we had a net loss of $3,195,489 or $(0.05) per share (basic and diluted).

For the three months ended June 30, 2022, we had no revenues or cost of revenues, and we incurred operating expenses of $3,996,432, of which $3,928,100 represented stock-based compensation to consultants for research and development ($2,520,000) and marketing expenses ($1,408,100) related primarily to the development of cordyceps-infused chicken feed, and the balance was primarily expenses and professional fees relating to our status as a public company. We also incurred interest expense to a related party of $211. As a result, we had a net loss of $3,996,643 or $(0.07) per share (basic and diluted).

For the six months ended June 30, 2023, we had no revenues or cost of revenues, and we incurred operating expenses of $7,198,266, of which $4,398,275 represented research and development expenses related primarily to the development of cordyceps-infused chicken feed, $2,799,991 represented selling, general and administrative expenses, of which $2,653,275 related to services provided by our consultants and $146,716 to expenses and professional fees relating to our status as a public company. The compensation to our consultants for research and development services and selling, general and administrative services totaling $7,051,550 represented the amortization of deferred stock compensation issued to the consultants in 2021. We also incurred interest expense to a minority stockholder of $1,577. As a result, we had a net loss of $7,199,843 or $(0.12) per share (basic and diluted).

For the six months ended June 30, 2022, we had revenues of $298,500, representing the sale of cordyceps products to one customer in the first quarter, cost of revenues of $222,000, a gross profit of $76,500, operating expenses of $8,001,520, of which $7,856,200 represented stock-based compensation to consultants for research and development ($5,040,000) and marketing expenses ($2,816,200) and the balance of $145,320 was primarily expenses and professional fees relating to our status as a public company. We also incurred interest expense to a related party of $420. As a result, we had a net loss of $7,925,440 or $(0.13) per share (basic and diluted).

Because of our dependence on a few customers, one of which accounted for all of our sales since in the first quarter of 2022, our revenue in any quarter is dependent upon both the timing of orders from customers and the delivery of products from our suppliers.  We did not generate any revenue in the first and second quarter of 2023.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from December 31, 2022 to June 30, 2023:

	June 30 2023	December 31, 2022	Change	% Change
Current assets	$526,160	$657,537	$(131,377)	(20.0)%
Current liabilities	$199,494	$201,116	$(1,622)	(0.8)%
Working capital	$326,666	$456,421	$(129,755)	(28.4)%

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six months Ended June 30,
	2023	2022
Cash (used in) operating activities	$(3,316)	$(83,645)
Cash provided by financing activities	$144	$504
Cash at end of period	$2,680	$12,107

Cash used in operating activities of $3,316 for the six months ended June 30, 2023 reflected primarily our net loss of $7,199,843, increased primarily by stock-based compensation representing the amortization of deferred stock compensation of $7,051,550 and a decrease in accounts receivable of $140,000.

Cash used in operating activities of $83,645 for the six months ended June 30, 2022 reflected primarily our net loss of $7,925,440, increased primarily by stock-based compensation representing the amortization of deferred stock compensation of $7,856,200, as well as a decrease in accounts receivable of $299,500, offset by an increase in inventory of $296,000.

Cash provided by financing activities of $144 for the six months ended June 30, 2023 and $504 for the six months ended June 30, 2022 reflected advances from a minority stockholder.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We had nominal cash as of June 30, 2023, had no revenue in the first and second quarters of 2023 and incurred a loss from operations for the six months ended June 30, 2023 and has incurred losses for the past few years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although we propose to fund operations through sales of our products and equity financing arrangements, because of the lack of sales and the absence of any active trading market for our common stock, our financial condition and our lack of an operating history, we may not be able to raise funds for capital expenditures, working capital and other cash requirements and will have to rely on advances from a minority stockholder and our officer. If we cannot generate revenue from our products, it may not be able to continue in its business.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and our chief financial officer, who are the same person, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of June 30, 2023, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended June 30, 2023, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

__________________

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRO BIOMEDICAL CO., LTD.

Dated: August 14, 2023	By:	/s/ Pao-Chi Chu
Pao-Chi Chu
Chief Executive Officer and Chief
Financial Officer

