Form 10-Q
period 2023-09-30
ACRO BIOMEDICAL CO., LTD.
filed 2025-07-11
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

 ☐

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,042,000 shares of common stock on July 11, 2025.

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

Item 1. Financial Statements

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022

ASSETS
Current Assets
Cash	$3,271	$5,852
Accounts receivable	-	638,500
Purchase deposit for inventory	-	12,000
Prepaid expenses	5,000	1,185
Security deposit	4,230	-
Total Current Assets	12,501	657,537

Operating lease right of use asset	6,526	25,719
Security deposit	-	4,230
TOTAL ASSETS	$19,027	$687,486

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$153,036	$76,571
Deferred revenue	20,000	20,000
Due to related parties	79,078	78,826
Operating lease liabilities - current	6,526	25,719
Total Current Liabilities	258,640	201,116

TOTAL LIABILITIES	258,640	201,116

Stockholders' Equity (Deficit)
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 60,042,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	60,042	60,042
Additional paid-in capital	32,297,603	32,295,236
Deferred stock compensation	-	(8,060,983)
Accumulated deficit	(32,597,258)	(23,807,925)
Total Stockholders’ Equity (Deficit)	(239,613)	486,370

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$19,027	$687,486

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$-	$-	$-	$298,500
Cost of revenues	-	-	-	222,000
Gross profit	-	-	-	76,500

Operating expenses
Selling, general and administrative	700,150	1,490,823	3,500,141	4,452,343
Research and development	396,550	2,520,000	4,794,825	7,560,000
Provision for doubtful accounts	480,000	-	480,000	-
Provision for purchase deposit write-off	12,000	-	12,000	-
Total operating expenses	1,588,700	4,010,823	8,786,966	12,012,343

Loss from operations	(1,588,700)	(4,010,823)	(8,786,966)	(11,935,843)

Other expense
Interest expense - related party	790	499	2,367	919
Total other expenses	790	499	2,367	919

Loss before income tax expense	(1,589,490)	(4,011,322)	(8,789,333)	(11,936,762)
Income tax expense	-	-	-	-
Net loss	$(1,589,490)	$(4,011,322)	$(8,789,333)	$(11,936,762)

Basic and diluted loss per share of common stock	$(0.03)	$(0.07)	$(0.15)	$(0.20)

Weighted average number of shares of common stock outstanding	60,042,000	60,042,000	60,042,000	60,042,000

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Three and Nine months ended September 30, 2023

					Additional	Deferred		Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity (Deficit)

Balance, December 31, 2022	-	$-	60,042,000	$60,042	$32,295,236	$(8,060,983)	$(23,807,925)	$486,370

Amortization of deferred stock compensation	-	-	-	-	-	3,928,100	-	3,928,100
Imputed interest on related party loans	-	-	-	-	788	-	-	788
Net loss	-	-	-	-	-	-	(4,004,354)	(4,004,354)

Balance, March 31, 2023	-	-	60,042,000	60,042	32,296,024	(4,132,883)	(27,812,279)	410,904

Amortization of deferred stock compensation	-	-	-	-	-	3,123,450	-	3,123,450
Imputed interest on related party loans	-	-	-	-	789	-	-	789
Net loss	-	-	-	-	-	-	(3,195,489)	(3,195,489)

Balance, June 30, 2023	-	-	60,042,000	60,042	32,296,813	(1,009,433)	(31,007,768)	339,654

Amortization of deferred stock compensation	-	-	-	-	-	1,009,433	-	1,009,433
Imputed interest on related party loans	-	-	-	-	790	-	-	790
Net loss	-	-	-	-	-	-	(1,589,490)	(1,589,490)

Balance, September 30, 2023	-	$-	60,042,000	$60,042	$32,297,603	$-	$(32,597,258)	$(239,613)

For the Three and Nine months ended September 30, 2022

					Additional	Deferred		Total
	Preferred Stock		Common Stock		Paid in	stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	compensation	Deficit	Equity

Balance, December 31, 2021	-	$-	60,042,000	$60,042	$32,293,530	$(23,773,383)	$(7,936,482)	$643,707

Amortization of deferred stock compensation	-	-	-	-	-	3,928,100	-	3,928,100
Imputed interest on related party loans	-	-	-	-	209	-	-	209
Net loss	-	-	-	-	-	-	(3,928,797)	(3,928,797)

Balance, March 31, 2022	-	-	60,042,000	60,042	32,293,739	(19,845,283)	(11,865,279)	643,219

Amortization of deferred stock compensation	-	-	-	-	-	3,928,100	-	3,928,100
Imputed interest on related party loans	-	-	-	-	211	-	-	211
Net loss	-	-	-	-	-	-	(3,996,643)	(3,996,643)

Balance, June 30, 2022	-	-	60,042,000	60,042	32,293,950	(15,917,183)	(15,861,922)	574,887

Amortization of deferred stock compensation	-	-	-	-	-	3,928,100	-	3,928,100
Imputed interest on related party loans	-	-	-	-	499	-	-	499
Net loss	-	-	-	-	-	-	(4,011,322)	(4,011,322)

Balance, September 30, 2022	-	$-	60,042,000	$60,042	$32,294,449	$(11,989,083)	$(19,873,244)	$492,164

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,789,333)	$(11,936,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest - related parties	2,367	919
Amortization of deferred stock compensation	8,060,983	11,784,300
Provision for doubtful accounts	480,000	-
Provision for purchase deposit write-off	12,000	-
Changes in operating assets and liabilities:
Accounts receivable	158,500	319,500
Inventories	-	(296,000)
Prepaid expenses	(3,815)	(3,573)
Accounts payable and accrued expenses	76,465	(5,297)
Net cash used in operating activities	(2,833)	(136,913)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	252	57,853
Net cash provided by financing activities	252	57,853

Net change in cash	(2,581)	(79,060)
Cash at beginning of period	5,852	95,248
Cash at end of period	$3,271	$16,188

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

The Company’s business is the sale of cordyceps related products. Cordyceps is a fungus that is used in traditional Chinese medicine. During the second and third quarters of 2021, the Company engaged consultants to take the initial steps to develop and implement a research and development and marketing program. These consultants are working independently and report to the chief executive officer. As of the date of this report, the research and development efforts have not developed any products, the contracts with the consultants either expired in May 2023 and August 2023, no revenue, new product or new marketing opportunities was generated from these efforts.

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

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company has determined that $480,000 of the accounts receivable at December 31, 2022 are not collectible and wrote off $480,000 of such accounts receivables during the three and nine months ended September 30, 2023. There was no impairment of accounts receivable during the year ended December 31, 2022.

Inventories

Inventories consist of finished goods. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of first-in, first-out methods. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. The Company has no inventory at September 30, 2023 and December 31, 2022.  The Company wrote off of purchase deposit for inventory of $12,000 for the three and nine months ended September 30, 2023.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the three and nine months ended September 30, 2023 and 2022.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of September 30, 2023, had no revenue for the nine months ended September 30, 2023, and incurred a loss from operations for nine months ended September 30, 2023 and losses have continued subsequent to September 30, 2023, had negative cash flow from operations for the nine months ended September 30, 2023 and 2022. To date, the Company has not generated any revenue subsequent to September 30, 2023 and did not generate any products from its research and development activities. Further, the Company’s common stock is presently on the OTC Market Group’s Expert Market, which means that the Company’s common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for the Company’s common stock.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company proposes to fund operations through sales of its products and equity financing arrangements, it does not presently have any orders for products, it incurred a write-off of accounts receivable of $480,000 with respect to sales previously made, its common stock is reported on the Expert Market as a result of which there are no market makers in the common stock and  it is delinquent in its filings with the Securities and Exchange Commission, as a result of which the Company may not be able to raise funds for capital expenditures, working capital and other cash requirements and will have to rely on advances from a minority stockholder and an officer. If the Company cannot generate revenue from its products, it may not be able to continue in its business.

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

During the nine months ended September 30, 2023 and 2022, a minority stockholder who is not a 5% stockholder paid expenses of $252 and $2,853 on behalf of the Company, respectively. During the three months ended September 30, 2023 and 2022, such minority stockholder paid expenses of $108 and $2,349 on behalf of the Company, respectively.

At September 30, 2023 and December 31, 2022, the Company owed $77,978 and $77,726 to the minority stockholder referred to in the preceding paragraph for non-interest-bearing advances made to or paid expenses on behalf of the Company, and are due on demand, respectively.

At September 30, 2023 and December 31, 2022, the Company owed $1,100 to its chief executive officer for non-interest-bearing advances made to or paid expenses on behalf of the Company and are due on demand.

The Company has imputed interest at the rate of 4% on the advances made to or paid expenses on behalf of the Company in the amount of $2,367 and $919 during the nine months ended September 30, 2023 and 2022, respectively and in the amount of $790 and $499 during the three months ended September 30, 2023 and 2022, respectively.

NOTE 5 - LEASES

On November 3, 2021, the Company entered into a lease agreement to rent a storage facility in Hong Kong for a two-year term at HK$17,000 (approximately $2,190) per month and paid HK$33,000 (approximately $4,230) as a security deposit.

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities, which had balances as follows:

	September 30,	December 31,
	2023	2022
Operating lease ROU asset	$6,526	$25,719

	September 30,	December 31,
	2023	2022
Operating lease liabilities – all current portion	$6,526	$25,719

Future minimum lease payments under operating leases at September 30, 2023, were as follows:

Remainder of 2023	$6,570
2024 and thereafter	-
Total	$6,570

The Company recognized total lease expenses of $19,710 and $19,710 for the nine months ended September 30, 2023 and 2022, respectively and of $6,570 and $6,570 for the three months ended September 30, 2023 and 2022, respectively.

NOTE 6 – STOCKHOLDERS' EQUITY

The Company issued a total of 6,776,000 and 5,506,000 shares of common stock to consultants as stock grants pursuant to two-year consulting agreements with the consultants entered into in May 2021 and August 2021, respectively, of which 11,912,000 shares were issued pursuant to the 2020 equity incentive plan (the “Plan”) and 370,000 were issued as restricted stock grants outside of the Plan. The agreements provide for the consultants to perform services described in the contracts for the two-year period commencing May 25, 2021 and August 23, 2021. The shares were valued at $19,311,600 and $12,113,200, based on the market price of the common stock on the respective dates of the agreements, which was $2.85 and $2.20 per share, respectively, and is being amortized over the two-year period starting from the date of agreement using the straight-line method. During the nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation of $8,060,983 and $11,784,300, respectively, and during the three months ended September 30, 2023 and 2022, the Company recorded stock-based compensation of $1,009,433 and $3,928,100, respectively. The Company had deferred stock compensation of $0 and $8,060,983 as of September 30, 2023 and December 31, 2022, respectively. The deferred stock compensation was fully amortized at September 30, 2023.

NOTE 7 - CONCENTRATION

Revenue

During the three and nine months ended September 30, 2023, the Company did not generate revenue.

During the three months ended September 30, 2022, the Company did not generate revenue.

During the nine months ended September 30, 2022, all revenue was derived from one customer which was generated during the first quarter of 2022.

Purchases

During the three and nine months ended September 30, 2023, the Company did not purchase inventory.

During the three months ended September 30, 2022, the Company did not purchase inventory. During the nine months ended September 30, 2022, all purchases were made from one supplier which was during the first and second quarter of 2022.

Accounts receivable

As of September 30, 2023 and December 31, 2022, the Company has accounts receivable consisting of customer A 0% and 56% and customer B 0% and 44%, respectively.  During the three and nine months ended September 30, 2023, the Company wrote off accounts receivable of $480,000 and did not have accounts receivable as of September 30, 2023.

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

Overview

Since January 30, 2017, following a change of control, we have been engaged in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. Our business has involved the purchase of products from three suppliers in Taiwan and the sale of these products to four unrelated customers, two of which accounted for all of our sales in the year ended December 31, 2022 and 91.7% of sales in the year ended December 31, 2021. We did not have any sales during the nine months ended September 30, 2023, second and third quarters of 2022 or the third quarter of 2021 and we have not had any sales subsequent to the September 30, 2023 through the date of this report and as of the date of this report we do not have any orders for products.

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

In May and August 2021, we entered into two-year service agreements with consultants who performed research and development services as well as selling general and administrative services all in connection with a proposed product – a cordyceps-infused chicken feed. These research and development activities did not generate a marketable product, and we cannot assure you that we will seek to continue the development of this product or any other product. The agreements with the consultant expired in May and August 2023.  We do not have the funds or the revenue stream for us to hire any consultants or employees.  Our statements of operation reflects the amortization of common stock issued to consultants for research and development relating to our proposed chicken feed product.  We issued a total of 12,282,000 shares of common stock to consultants as stock grants pursuant to agreements with the consultants in May and August 2021. The agreements provide for the consultants to perform the services described in the contracts for the two-year period commencing the date of the agreements.  The shares were valued at $31,424,800, based on the market price of the common stock on the respective dates of the agreements, and were amortized over the two-year period of the agreement terms using the straight-line method. During the nine months ended September 30, 2023 and 2022, we recorded stock-based compensation of $8,060,983 and $11,784,300. At September 30, 2023, the deferred stock compensation was fully amortized. As of September 30, 2023, we had not developed any product as a result of the services from the consultants.  Our selling, general and administrative expenses do not include any compensation for our chief executive officer, who serves without compensation and is responsible for our purchases, sales and directing our research and development program.  As a result, the results of our operations do not reflect costs that would normally be associated with a chief executive officer who performs such functions.

We require funds for our operations. At September 30, 2023, we had $3,271 in cash, and no accounts receivable.  Of the accounts receivable at December 31, 2022 of $638,500, we collected $158,500 and we determined that $480,000 was not collectible and was written off as September 30, 2023.  We also wrote off an inventory deposit of 12,000.  Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales in the nine out of 15 quarters from 2020 through September 30, 2023, including the nine months ended September 30, 2023 and the absence of any sales subsequent to September 30, 2023, along with the absence of an active market for our stock and our stock being traded on the OTC Market Group’s Expert Market, which means that our common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for our common stock, together with risk related to political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution.

To the extent that we implement our business plan, we anticipate that we will incur marketing and other expenses without any assurance that such expenses will generate any significant revenue, cash flow from operations or net income. Because of our cash position, we may use equity-based compensation for our employees and independent contractors. Because of our low cash position, we may rely on loans from stockholders or related parties, although we do not have any agreements or understandings at this time, and we may issue equity to attract employees and consultants to help us develop our business plan.   Because our common stock is on the OTC Market Group’s Expert Market, potential employees or consultants may be reluctant to accept common stock as compensation.  Accordingly, we cannot assure you that we will be able to develop or market products, in which case we may continue to be unable to generate revenue. Quotes in the Expert Market are only for unsolicited orders.  This means broker-dealers may use the Expert Market to publish unsolicited quotes, and there are no market makers in our common stock. Quotations in Expert Market securities are restricted from public viewing. Only broker-dealers and professional or sophisticated investors are permitted to view quotations in Expert Market securities.

Inflation, Supply Chain Disruption and Effects of COVID-19 Restrictions

After years of relatively low inflation, in recent years, countries throughout the world, including Asia, have been subject to inflation at a rate significantly higher than in prior periods.  We expect that both the inflationary pressures and supply chain disruption that affect other industries will affect us.  These factors may result in delays in receipt of products we order, and increased costs which we may not be able to pass on to consumers. Both our cost of inventory and the prices we can charge for products increased as a result of inflation. We cannot assure you that our business will not be materially impaired by inflationary and supply chain disruption as well as be increased tariffs, in the event that we seek to sell products into the United States, although historically we have not sold products into the United States market.  Since we did not make any sales or purchase any inventory during the nine months ended September 30, 2023 or for any periods subsequent to September 30, 2023, we cannot evaluate the effects of inflation or supply chain issues on the price at which we sell products or the cost of our inventory.

We cannot assure you that we will be able to develop a marketable product or that we will be able to generate significant, if any, revenue.

Our inability to generate sales partially resulted from the aftereffects of the COVID-19 restrictions of the Chinese government.  Our customers suffered tremendous financial losses due to COVID-19 restrictions, including the Chinese government’s No-COVID policy.  Our customers sold their products into China and the Chinese economy was having difficulty in bouncing back.  We believe these factors also affected the ability of our customer to pay for the products purchased from us which resulted in the account receivable write-of.

Results of Operations

Three and Nine Months Ended September 30, 2023 and 2022

For the three months ended September 30, 2023, we had no revenue or cost of revenue.  Our operating expenses were $1,588,700, of which $396,550 represented research and development expenses related primarily to development work on our proposed cordyceps-infused chicken feed product, $700,150 represented selling, general and administrative expenses, of which $612,883 related to services provided by our consultants and the balance was primarily to expenses and professional fees relating to our status as a public company, $480,000 to the write-off of accounts receivable and $12,000 to the write-off of a deposit for inventory. The compensation to our consultants for research and development services and selling, general and administrative services totaling $1,009,433 represented the amortization of deferred stock compensation issued to the consultants in 2021. We also incurred interest expense to a minority stockholder of $790. As a result, we had a net loss of $1,589,490 or $(0.03) per share (basic and diluted).

For the three months ended September 30, 2022, we had no revenues or cost of revenue, and we incurred operating expenses of $4,010,823, of which represented stock-based compensation to consultants of $3,928,100 for research and development related primarily to development work on our proposed cordyceps-infused chicken feed product  ($2,520,000) and marketing expenses ($1,408,100), and the balance was primarily expenses and professional fees relating to our status as a public company. We also incurred interest expense to a related party of $499. As a result, we had a net loss of $4,011,322 or $(0.07) per share (basic and diluted).

For the nine months ended September 30, 2023, we had no revenues or cost of revenue, and we incurred operating expenses of $8,786,966, of which $4,794,825 represented research and development expenses related primarily to the cordyceps-infused chicken feed development project, $3,500,141 represented selling, general and administrative expenses, of which $3,266,158 related to services provided by our consultants and the balance primarily to expenses and professional fees relating to our status as a public company, $480,000 to the write-off of accounts receivable and $12,000 to the write-off of a deposit for inventory. The compensation to our consultants for research and development services and selling, general and administrative services totaling $8,060,983 represented the amortization of deferred stock compensation issued to the consultants in 2021. We also incurred interest expense to a minority stockholder of $2,367. As a result, we had a net loss of $8,789,333, or $(0.15) per share (basic and diluted).

For the nine months ended September 30, 2022, we had revenues of $298,500, representing the sale of cordyceps products to one customer in the first quarter, cost of revenue of $222,000, a gross profit of $76,500, operating expenses of $12,012,343, of which $11,784,300 represented stock-based compensation to consultants for research and development ($7,560,000) and marketing expenses ($4,224,300) and the balance was primarily expenses and professional fees relating to our status as a public company. We also incurred interest expense to a related party of $919. As a result, we had a net loss of $11,936,762 or $(0.20) per share (basic and diluted).

Because of our dependence on a few customers, one of which accounted for all of our sales since in the first quarter of 2022, our revenue in any quarter is dependent upon both the timing of orders from customers and the delivery of products from our suppliers.  We did not generate any revenue during the nine months ended September 30, 2023.

Liquidity and Capital Resources

The following table summarizes our changes in working capital from December 31, 2022 to September 30, 2023:

	September 30 2023	December 31, 2022	Change	% Change
Current assets	$12,501	$657,537	$(645,036)	(98.1)%
Current liabilities	$258,640	$201,116	$57,524	28.6%
Working capital (deficiency)	$(246,139)	$456,421	$(702,560)

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine months Ended September 30,
	2023	2022
Cash (used in) operating activities	$(2,833)	$(136,913)
Cash provided by financing activities	$252	$57,853
Cash at end of period	$3,271	$16,188

Cash used in operating activities of $2,833 for the nine months ended September 30, 2023 reflected primarily our net loss of $8,789,333, increased primarily by stock-based compensation representing the amortization of deferred stock compensation of $8,060,983, and a write-off of accounts receivable of $480,000, a reduction of accounts receivable of $158,500, and an increase in accounts payable and accrued expenses of $76,465.

Cash used in operating activities of $136,913 for the nine months ended September 30, 2022 reflected primarily our net loss of $11,936,762, increased primarily by amortization of deferred stock-based compensation of $11,784,300, as well as a decrease in inventories of $296,000, offset by an increase in accounts receivable of $319,500.

Cash provided by financing activities of $252 for the nine months ended September 30, 2023 and $57,853 for the nine months ended September 30, 2022 reflected advances from a minority stockholder.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of September 30, 2023, had no revenue for the nine months ended September 30, 2023, and incurred a loss from operations during the nine months ended September 30, 2023 and 2022 as well as prior years, and losses and the absence of revenue have continued, had negative cash flow from operations for the nine months ended September 30, 2023 and 2022, has not actively engaged in its business subsequent to September 30, 2023, and  did not generate any products from its research and development activities. Further, our common stock is presently on the OTC Market Group’s Expert Market, which means that our common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for our common stock.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although we propose to fund operations through sales of our products and equity financing arrangements, it does not presently have any orders for products, we incurred a write-off of accounts receivable of $480,000 with respect to sales previously made, our common stock is reported on the Expert Market as a result of which there are no market makers in the common stock and  we are delinquent in our filings with the Securities and Exchange Commission, as a result of which we may not be able to raise funds for capital expenditures, working capital and other cash requirements and will have to rely on advances from a minority stockholder and an officer. If we cannot generate revenue from its products, we may not be able to continue in business.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and our chief financial officer, who are the same person, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of September 30, 2023, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended September 30, 2023, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACRO BIOMEDICAL CO., LTD.

Dated: July 11, 2025	By:	/s/ Pao-Chi Chu
Pao-Chi Chu
Chief Executive Officer and Chief
Financial Officer

