Form 10-K
period 2023-12-31
ACRO BIOMEDICAL CO., LTD.
filed 2025-07-18
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☐

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $21,029.  The common stock is not eligible for quotations.  The price is based on the most recent trade reported on the OTC Markets website, which was $0.0007 on July 15, 2024.

As of July 18 , 2025, the registrant had 60,042,000 shares of common stock outstanding.

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

•

Our ability to recommence our business and generate any revenue and gross profit from the sale of our products since we have not generated any revenue in 2023 and subsequent to December 31, 2023 through the date of this annual report.

•

Whether we will seek to develop any nutritional products based on cordyceps sinensis, of which our initial proposed product was to be a cordyceps-infused chicken feed, which we had not been able to develop and which development effort ceased upon the termination of the agreements with the consultants who were engaged to work on the development and marketing of such proposed product, and whether we will commence any new development efforts either for this proposed product or any other product.

•

If we are able to develop a product, our ability to develop and implement any successful marketing program, which would require the establishment of a marketing organization, which we do not presently have, since all of our sales were made by our chief executive officer.

•	The extent to which there is a market for products such as our proposed products in the United States, and our ability to address any market which may develop;

•

If we are successful in developing a cordyceps-infused chicken feed and establishing a marketing organization, our ability to satisfy chicken farmers and distributors of chicken feed products that our cordyceps-infused chicken feed is safe for the health of the chickens and the health of the people who eat the chicken and the eggs and can be purchased at a reasonable cost along with our ability to negotiate an agreements with animal feed distributors to carry our products in sufficient quantity to enable us to operate profitably;

•

Our ability to obtain the significant funding that we expect to require to develop and implement our business particularly in view our common stock being on the OTC Market Group’s Expert Market, which means that market makers cannot quote prices for our common stock.

•	Since our end user market for our products has previously been to end users in China and Hong Kong, our ability to develop and market products that would be attractive to consumers in this market.

•	Our ability to obtain any necessary regulatory approval necessary for us to market and sell any products we may develop or sell and to comply with applicable regulatory requirements;

•	Our ability to generate a gross profit sufficient to cover our operating expenses;

•

Our ability to develop a customer base so that we are not dependent upon a small number of customers for all of our revenues, two of which accounted for 100% of revenue for 2022 and 91.7% of revenue for 2021;

•	Our ability to collect accounts receivables.

•	Our ability to obtain products from suppliers on reasonable terms and in a timely manner;

•	Our ability to obtain any necessary regulatory approval necessary for us to market and sell our products and to comply with applicable regulatory requirements;

•	Our ability to identify, hire and retain qualified executive, administrative, research and development, marketing and other personnel;

•

Our ability to develop and maintain third-party manufacturing facilities for any product we may develop or if we are unable to maintain third-party manufacturing facilities, to the extent that we manufacture products, our ability to establish and maintain manufacturing facilities that comply with all applicable government regulations for any products which we may develop or manufacture;

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

•

The development of a market for our common stock, which is currently traded on the OTC Expert Market, and stock on the Expert Market are eligible for unsolicited quotes, as a result of which there are no market makers for our common stock;

•

If, once we are current in our SEC filings, our common stock is traded on a market other than the Expert Market and a market in our common stock develops, actions by third parties to either sell or purchase our common stock in quantities may have a significant effect on our stock price;

•	Risks generally associated with products that are considered nutritional supplements;

•	Current and future economic and political conditions including inflation and supply side issues;

•	Other assumptions described in this report; and

•	Other matters that are not within our control.

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

Item 1. Business

Since January 30, 2017, following a change of control, our business has been the development and marketing nutritional products that promote wellness and a healthy lifestyle. Our revenue to date has resulted from the purchase of products from three suppliers in the Republic of China (Taiwan), one of which accounted for all of our purchases in the year ended December 31, 2022. We have not generated any revenue in the second and third quarters of 2022 and subsequent to December 31, 2022 through the date of this annual report, and we did not purchase any inventory since the second quarter of 2022.

Substantially all of our sales to date have been sales of cordyceps related products.  Cordyceps is a fungus that is used in traditional Chinese medicine. Cordyceps sinensis has been described as a medicine in old Chinese medical books and Tibetan medicine. It is a rare combination of a caterpillar and a fungus and found at altitudes above 4500m in Sikkim. We may also seek to market other products which we see as complimentary to our present products; however, we have not entered into negotiations with respect to the distribution of other products and we cannot assure you that we will be able to market any other products. In the quarter ended June 30, 2018, we sold metallothionein MT-3 elizer.  We do consider metallothionein MT-as part of our business.

In May and August 2021, we engaged consultants to work with us in various aspects of product development and marketing for a proposed product – cordyceps-based chicken feed – pursuant to consulting agreements.  Because of our lack of funds, we compensated our consultants through the issuance of stock. We issued 6,776,000 shares of common stock on May 25, 2021 and 5,506,000 shares of common stock on August 23, 2021 to consultants as stock grants pursuant to agreements with the consultants. The agreements provide for the consultants to perform services described in the contracts, which include research and development and marketing services for the two-year period commencing May 25, 2021 and August 23, 2021, respectively. The shares were valued at $19,311,600 and $12,113,200, based on the market price of the common stock on the respective dates of the agreements and were amortized over the two-year terms of the consulting agreement.  During the years ended December 31, 2023 and 2022, we recorded stock-based compensation of $8,060,983 and $15,712,400, respectively. The agreements expired in May and August 2023, and at December 31, 2023, the value of the stock compensation was fully amortized.  The development effort did not generate a marketable product.

Our business plan is in the preliminary stages, and we will require significant funding to implement our business plan, with no assurance that we can or will be successful in developing and implementing our business plan. If we are not able to implement our business plan, our business may be materially impaired. We have no plans to recommence the development effort for a cordyceps-based chicken feed, although we may seek to recommence this development effort or seek to develop another product.  Our revenue to date has resulted from the purchase of inventory and selling the products to customers who we believe either sell the product in the form purchased from us or use it as an ingredient in their own product.  We cannot assure you that we will seek to develop our proposed cordyceps-based chicken feed product or any other product or that any development efforts we may commence will result in a marketable product.  Although we intend to recommence our operations, we cannot give any assurance that we will be successful in these efforts.

All of our marketing and sales activities to date have been conducted by our chief executive officer, Pao-Chi Chu, who is our only employee and who provides his services on a part-time basis. All sales to date were made by Mr. Chu.  We have not had any sales during the second and third quarters of 2022 or subsequent to December 31, 2022 through the date of this annual report.

At December 31, 2023, we had $376 in cash, no accounts receivable and no inventory.  Of the accounts receivable at December 31, 2022 of $638,500, we collected $158,500 and we determined that $480,000 was not collectible and in 2023 we recognized a provision for doubtful account in the amount of $480,000.  We also recognized a provision for an inventory deposit write-off of $12,000.  Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales since December 31, 2022, along with the absence of an active market for our stock and our stock being traded on the OTC Market Group’s Expert Market, which means that our common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for our common stock, together with risk related to political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders will suffer significant dilution.

Our sole source of financing since January 1, 2021 has been advances from our chief executive officer and a minority stockholder.  We cannot give any assurance that our chief executive officer or the minority stockholder will continue to fund our operations, and we may not be able to recommence our operations without such funding. We are continuing to rely on advances from the minority stockholder.

Our Organization

We are a Nevada corporation incorporated on September 24, 2014 under the name Killer Waves Hawaii, Inc. On January 30, 2017, following a change of control, we changed our corporate name to Acro Biomedical Co., Ltd. Our address is 12175 Visionary Way, Suite 1160, Fishers, Indiana 46038, telephone (317) 286-6788. Our corporate website is http://acrobiomedicalco.com, which is presently under construction. Information on or derived from our website or any other website or any social media is not part of this annual report.

Inflation and Supply Chain Disruption

After years of relatively low inflation, in recent years, countries throughout the world, including Asia, have been subject to inflation at a rate significantly higher than in prior periods.  We expect that both the inflationary pressures and supply chain disruption that affect other industries will affect us.  These factors may result in delays in receipt of products we order, and increased costs which we may not be able to pass on to consumers. Both our cost of inventory and the prices we can charge for products increased as a result of inflation. We cannot assure you that our business will not be materially impaired by inflationary and supply chain disruption, and, if we seek to sell products to customers in the United States, to increased tariffs, even though we have not sold products in the United States.  Since we did not make any sales or purchase any inventory during the year ended December 31, 2023 or for any periods subsequent to December 31, 2023, we cannot evaluate the effects of inflation or supply chain issues on the price at which we sell products or the cost of our inventory.

Residual Effects of COVID-19

Our recent inability to generate sales partially resulted from the aftereffects of the COVID-19 restrictions of the Chinese government.  Our customers suffered tremendous financial losses due to COVID-19 and the Chinese government’s Zero-COVID policy.  Our customers sold their products into China and the Chinese economy was having difficulty in bouncing back.  We believe these factors affected the ability of our customer to pay for the products purchased from us which resulted in the bad debt reserve for accounts receivable.

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

We do not presently sell products for retail sale to consumers although we may, to the extent that we implement our proposed business plan, develop products which are designed and packaged for consumer use. Our customers presently purchase our products in bulk and may use our products as ingredients in their products. Countries into which our products are sold have regulations relating to the marketing, labeling and claims for dietary supplements. Since we do not presently sell products in form for use by consumers, our customers must comply with applicable government regulations. Our recent former customers are located in Taiwan or Hong Kong, which have laws concerning the ingredients in products sold for consumption, including the purity of the ingredients. If products which include our products as ingredients are sold in Hong Kong or any other country, the products may be subject to the food and supplement regulations of the country. We do not make any of the products we sell. To the extent a claim arises either as a result of the use by a consumer of products which contain our ingredients or a government agency raises questions about the purity of ingredients purchased from us, we may incur liability for any adverse reactions to the products purchased by consumers or failures of our products to conform to the stated purity of our products and we cannot assure you that we will be able to claim over against our supplier. If we sell products that are designed and packaged for use by consumers, we may be subject to laws relating to such products, including the purity and labeling of the products and any other regulations that may be applicable.

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

When we sold our products, are products were sold to distributors, and it is the responsibility of our customers to comply with applicable regulations in the countries in which they sell products, including Taiwan, China and Hong Kong.

To the extent that we either manufacture our product or have our product manufactured by a third party, we intend to use a third party for inspection, verification, testing and certification services.

Research and Development

We incurred research and development expenses of approximately $4.8 million in 2023 and $10.1 million in 2022, which reflects the amortization of equity compensation paid to our consultants whose services related to the development of our proposed chicken feed product.  We have not engaged in research and development activities since the expiration of the contracts with our consultants in August 2023.

Intellectual Property Rights

We do not have any patent or other intellectual property rights with respect to any products.

Competition

A number of companies market and sell cordyceps products in the United States, including Real Mushrooms, Bulk Supplements, Terrasoul SuperFoods; Mental Refreshment Nutrition, NOW Foods, Aloha Medicinals, Natures Elements and Swanson Premium, and many companies market cordyceps in Asia. These products include cordyceps extract as well as products that include cordyceps along with other ingredients. Many, if not all, of these companies are better known and better capitalized than we are, and we cannot assure you that we will be able to compete successfully with these and other existing suppliers of cordyceps. There are a few companies that offer cordyceps in chicken feed.  We believe that the market for this product is relatively small since cordyceps is extremely expensive and is usually used for human consumption.  While cordyceps is considered a high price product, there are varying degrees of product, with the higher quality selling at higher prices.  Cheaper products with lower quality that the products we sell are and have always been available in China. Although we believe there is a market for high quality product, we cannot give any assurance that if we continue the development of our proposed product or any other products which use our product as an ingredient are not priced at a level above that which a Chinese consumer will pay.

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

 We have not generated any revenues during the second and third quarters of 2022 or subsequent to December 31, 2022 through the date of this annual report, we are operating at a loss, and we cannot assure you that we can or will ever generate revenue or operate profitably.

For the years ended December 31, 2023 and 2022, we incurred losses of approximately $8.8 million on no revenue, and approximately $15.9 million on revenues of $658,500, respectively.  Of the $658,000 sales during 2022, $638,500 is reflected accounts receivable at December 31, 2022. Of this amount, we collected $158,500 and we determined that $480,000 was not collectible and in 2023, we recognized a provision for doubtful account for that amount in 2023. We have not generated any revenue during the second and third quarters of 2022 and subsequent to December 31, 2022 through the date of this annual report.  We will not be able to operate profitably until and unless we are able to generate sufficient revenue so that our gross profit can cover our operating expenses. We cannot assure you that we be able to operate at a profit. We do not have any full-time employees and our chief executive officer, who provides his services on a part-time basis, has not received any salary. If we increase our operations and engage in selling, marketing and research and development activities, we will incur significant selling, general and administrative expenses. Unless we can generate significant revenue and gross profit we may not be able to operate profitably. The lack of an active trading market in our common stock combined with our lack of sales can materially impair our ability to raise money through the sale of equity or debt securities.  We cannot assure you that we can or will ever operate profitably.

We require significant funding for us to conduct our business.

At December 31, 2023, we had $376 in cash, no accounts receivable and no inventory.  Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales in the second and third quarters of 2022 and subsequent to December 31, 2022 through the date of this annual report, along with the absence of an active market for our stock and our stock being traded on the OTC Market Group’s Expert Market, which means that our common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for our common stock, together with risk related to political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution. All of our funding since January 1, 2021 has been in the form of advances from our chief executive officer and minority shareholder.

We incurred significant research and development expenses and such research and development did not result in a marketable product.

A key element in the loss for both 2023 and 2022 is stock-based compensation relating to research and development  and marketing of approximately $8.1 million in 2023 and approximately $15.7 million in 2022, reflecting the amortized portion of the value of common stock issued in 2021 to consultants for research and development and selling, general and administrative services relating to our proposed chicken feed product.  The deferred stock compensation is fully amortized at December 31, 2023.

Our financial statements include a going concern paragraph.

Our financial statements for the year ended December 31, 2023 include a going concern paragraph. We had minimal cash at December 31, 2023 and no revenues or gross profit for the year ended December 31, 2023, we incurred a loss of approximately $8.8 million and$15.9 million for the years ended December 31, 2023 and 2022, respectively, had negative cash flow from operations for the years ended December 31, 2023 and 2022,  has not actively engaged in its business subsequent to the year ended December 31, 2022, and did not generate any products from its research and development activities. Further, our common stock is presently on the OTC Market Group’s Expert Market, which means that our common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for our common stock.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 If we are not able to generate revenue and develop a customer base, we may not be able to operate profitably.

Through December 31, 2022, our revenue was derived from a small number of customers.  During 2022 and 2021 two customers accounted for 100% and 91.7% of our revenue.  During 2021, we also has sales to one other customer. Our customers were based in Taiwan and Hong Kong. We do not have any agreement with any customers, and, if we are able to sell products, the customers may cease purchasing from us at any time and for any reason. Unless we are successful in generating revenue from a larger customer base than our past experience, our ability to operate will be impaired. Further, we believe that the nature of the market is such that we have little ability to improve our gross margin.

Our revenue has been impaired by recent government efforts to politically stabilize Hong Kong and the effects of China’s COVID-19 restrictions.

Prior to 2019, our revenue was derived from Hong Kong-based customers, one of which was a customer in 2021. We believe that one factor was the political instability in Hong Kong, which had affected our customers’ ability to sell products into the People’s Republic of China and their purchases from us in the past. Although we believe that the political climate in Hong Kong has improved, we cannot be certain that this will continue to be the case. Our inability to generate sales partially resulted from the aftereffects of the COVID-19 restrictions of the Chinese government.  Our customers suffered tremendous financial losses due to COVID-19 and the Chinese government’s Zero-COVID policy.  Our customers sold their products into China and the Chinese economy was having difficulty in bouncing back.  We believe these factors affected the ability of our customer to pay for the products purchased from us which resulted in the $480,000 bad debt reserve for accounts receivable in 2023.  We cannot assure you that these factors will not affect our ability to develop business.

Outbreaks of communicable diseases, natural disasters or other events have materially and adversely affected, and in the future, may materially and adversely affect our business, results of operations and financial condition.

Our business could be adversely affected by the effects of communicable diseases and epidemics. In recent years, there have been breakouts of epidemics in China and globally. In early 2020, there was a worldwide outbreak of a novel strain of coronavirus, later named COVID-19. The outbreak of COVID-19 severely impacted China and the rest of the world. In response to intensifying efforts to contain the spread of the coronavirus, in 2020, the Chinese government took a number of actions, which included extending the Chinese New Year holiday, temporary closure of corporate offices, retail outlets and manufacturing facilities, quarantining individuals in China who had COVID-19, asking citizens to remain at home and to avoid gathering in public, and other actions. Until recently, China imposed a Zero-COVID policy which resulted in lockdown in major cities and in provinces. These actions resulted  in a significant decline in the market for cordyceps products from our customers.  The extent that our customers and their customers are affected by the aftereffects of the COVID-19 government restrictions may affect our ability to market or products and generate revenue from our products, and our financial condition and cash flows. Our business could also be disrupted by outbreaks of H1N1 flu, avian flu or another epidemic. We are also vulnerable to natural disasters and other calamities that may affect our supplier and may affect us when we establish our own manufacturing facilities.

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

If we sell our products to customers in Taiwan and Hong Kong, which was customer base, we may be subject Taiwan and Hong Kong laws and regulations relating to our products.

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

We have been working on the development of a cordyceps-based ingredient for chicken feed which would be included as part of the chicken’s diet.  The cordyceps in the chicken feed product is the same as cordyceps sold for human consumption and is treated as Chinese traditional medicine.  To the extent that any of our products requires government approval, it is the responsibility of the manufacture to satisfy the government agency as to its compliance with applicable regulations, and our product would need to be manufactured in a government-approved manufacturing facility.

We need to develop additional sources of supply.

Our revenue to date has been derived from the sale of products purchased from three suppliers.  We did not purchase any inventory since the second quarter of 2022. We do not have any long-term agreements with any suppliers, and, accordingly, our suppliers have no contractual obligation to sell us products at a price which would enable us to generate an acceptable gross margin, if at all. We will need to develop sources of supply for both raw materials and any finished products which we may sell. Although we believe that sources of supply of both raw materials and finished products are available, any difficulty or delay in identifying and entering into supply arrangements with suppliers could impair both our gross margins and our ability to operate profitably. Further, any shortage of raw materials or interruption of supply could also result in higher prices for those materials which we may be unable to pass on to our customers. We cannot assure you that, if we develop our business, our suppliers will provide us with the quality of raw materials we need or the quantities we request or at a price we consider to be reasonable. Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials based on conditions outside of our control, including weather, transportation interruptions, strikes, terrorism, natural disasters, or other catastrophic events.

We need to develop and maintain marketing and distribution channels.

We presently do not have any marketing or distribution arrangements. All of our sales to date were made by our chief executive officer who is not a full-time employee. Unless we are able to hire qualified sales and marketing personnel and develop distribution channels to market and sell any products which we sell, we will not be able to generate sufficient revenue to enable us to operate profitably. We cannot assure you that we will be able to develop and maintain effective marketing and distribution channels or to operate profitably.

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

Although we have a general familiarity with the market for cordyceps products in Asia, we may consider the sale of these products in the United States and possibly countries where there is a large Asian population. We have not conducted any study as to the market for cordyceps products in the United States and we cannot assure you that there is any significant market. Unless there is a significant market in the United States, we may not be able to operate profitably. We cannot assure you that there is a sufficient market in the United States to enable us to compete effectively or operate profitably or that, if a market exists for products of the type we sell, that we will be able to market our products successfully.

The market for cordyceps products, including any chicken feed product we may develop may be affected by recalls or successful litigation arising from claimed adverse reactions to products.

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

We engaged in research and development with respect to our proposed chicken feed products.  The consultants who performed such services as well are related selling, general and administrative services plan performed the services pursuant to agreements which terminated in 2023.  These services did not result in a marketable product  We cannot assure you that we will pursuant any product development activities or that, if we do, that we will be successful in developing any product or that any product we may develop will be marketable in the United States or any other country or that we will not require regulatory approval for the sale of any such product in the United States or any other country in which we seek to market the product. If regulatory approval is required, compliance with such regulations may be very expensive and we cannot assure you that we will be able to obtain such approval. As a result, we may incur significant expenses in seeking to develop a product with no assurance that we can or will develop a marketable product that complies with applicable law.

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

Our future success depends, to a significant extent, on our ability to attract, train and retain key management, marketing, sales, technical, product development and financial personnel. As of December 31, 2023 and as of the date of this report we had not taken steps to hire any such personnel.  Recruiting and retaining capable personnel, particularly those with expertise in the natural supplement business are vital to our success. There is substantial competition for qualified personnel, and we cannot assure you we will be able to attract or retain our technical and financial personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected. Our financial condition, including the absence of sales in the second and third quarters of 2022 and subsequent to December 31, 2022 through the date of this annual report, and the trading of our common stock on the OTC Market Group’s Expert Market may make it difficult for us to attract qualified personnel.

Our chief executive officer may have a conflict of interest.

Pao-Chi Chu, our chief executive officer, chief financial officer and principal stockholder, has served as the chairman of Mucho Biotech Co., Ltd., Mucho Furich Co., Ltd., and Mucho Biomedical Co., Ltd., companies engaged in applications of cordyceps since 2006. These companies are controlled by Mr. Chu. As a result, he may have a conflict of interest in allocating his time and available resources among us and the other companies in related fields which he controls. We cannot assure you that Mr. Chu will be able to allocate sufficient time and resources to our business to enable us to develop our business.

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

Our business and our ability to generate a sufficient gross margin to enable us to operate profitably may be affected by inflation, the global supply chain issues and the aftereffects of China’s COVID-19 restrictions..

After years of relatively low inflation, in recent years, countries throughout the world, including Asia, have been subject to inflation at a rate significantly higher than in prior periods.  We expect that both the inflationary pressures and supply chain disruption that affect other industries will affect us.  These factors may result in delays in receipt of products we order, and increased costs which we may not be able to pass on to consumers. Both our cost of inventory and the prices we can charge for products increased as a result of inflation. We cannot assure you that our business will not be materially impaired by inflationary and supply chain disruption as well as be increased tariffs, in the event that we seek to sell products into the United States, although historically we have not sold products into the United States market.  Since we did not make any sales or purchase any inventory during the year ended December 31, 2023 or for any periods subsequent to December 31, 2023, we cannot evaluate the effects of inflation or supply chain issues on the price at which we sell products or the cost of our inventory.

Our inability to generate sales partially resulted from the aftereffects of the COVID-19 restrictions of the Chinese government.  Our customers suffered tremendous financial losses due to COVID-19 restrictions, including the Chinese government’s No-COVID policy.  Our customers sold their products into China and the Chinese economy was having difficulty in bouncing back.  We believe these factors also affected the ability of our customer to pay for the products purchased from us which resulted in the bad debt reserve against on account receivable of $480,000.

Risks Concerning our Common Stock

There is presently no active market for our common stock, which is currently on the OTC Expert Market, which may make it difficult for you to buy or sell your stock.

Our common stock is currently on the OTC Markets Group Expert Market.  As such, our common stock is not eligible for proprietary broker-dealer quotations. All quotes in this stock reflect unsolicited customer orders. Such stocks have a higher risk of wider spreads, increased volatility, and price dislocations.  Quotations in Expert Market securities are restricted from public viewing.  As a result of our stock being on the Expert Market, there are no market makers in our common stock and, unless you are a broker or are an expert you will not be able to obtain quote for our common stock.  Accordingly, there is no trading market for our common stock.  Even if a market for our common stock develops, as to which we can give no assurance, there can be no assurance as to the liquidity of our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, if a market develops, it is likely that there will not be any significant float, with the result that the reported bid and asked prices may have little relationship to the price you would pay if you wanted to buy shares or the price you would receive if you wanted to sell shares.  We expect that our common stock will remain on the Expert Market as long as we are delinquent in our SEC filings, although we can give no assurance that we will cease to the on the Expert Market once we are current in our filings.

If a market for our common stock develops after we are no longer on the Expert Market, because our common stock would be a penny stock, you may have difficulty selling our common stock in the secondary trading market.

If a market for our common stock develops, our common stock is, and will likely to be, a penny stock and therefore is subject to the rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The SEC rules may have the effect of reducing trading activity in our common stock, making it more difficult for investors to purchase and sell their shares. The SEC’s rules require a broker or dealer proposing to effect a transaction in a penny stock to deliver the customer a risk disclosure document that provides certain information prescribed by the SEC, including, but not limited to, the nature and level of risks in the penny stock market. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction. In addition, the SEC’s rules also require a broker or dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction before completion of the transaction. The existence of the SEC’s rules may result in a lower trading volume of our common stock and lower trading prices. Further, some broker-dealers will not process transactions in penny stocks.

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

Our failure to have filed reports with the SEC in a timely manner may impair the market for and the value of our common stock.

We filed our quarterly report for the nine months ended September 30, 2023 on July 11, 2025, and, as of the date of this annual report, we have not filed our quarterly reports for the quarters ended March 31, 2024, June 30, 2024, September 30, 2024, and March 31, 2025 or our annual report for the year ended December 31, 2024.  Our failure to have made such filings may affect both the market for our common stock and the value of our common stock as well as the willingness of investors to purchase our stock and may subject us to action by the SEC.

Because our sole director is located outside of the United States, investors may not be able to enforce federal securities laws or their other legal rights against him.

Our sole director and officer, Pao-Chi Chu, is located in the Republic of China (Taiwan).  As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon Mr. Chu or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on him under United States securities laws.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

Because our common stock is on the Expert Market, there is no market for our common stock.  There can be no assurance that any significant market, or any market, will ever develop in our common stock when we are current in our SEC filings and cease to be on the Expert Market. Because of the low public float and the lack of trading volume, any reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy shares. Further, stocks with a low public float may be more subject to manipulation than a stock that has a significant public float. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

•	our low stock price, which may result in a modest dollar purchase or sale of our common stock having a disproportionately large effect on the stock price;
•	the market’s perception as to our ability to generate revenue and positive cash flow or earnings;
•	changes in our or securities analysts’ estimate of our financial performance;
•	our ability or perceived ability to obtain necessary financing for our operations and the anticipated dilution that would result from any sales of our equity securities;
•	the perception of the future market for our products and whether we will be successful in developing and marketing our chicken feed or any other product;
•	the anticipated or actual results of our operations;
•	changes in market valuations of other natural supplement companies;
•	any discrepancy between anticipated or projected results and actual results of our operations;
•	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and
•	other factors not within our control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C.  CYBERSECURITY

Because our business in inactive we have not made any evaluation of cybersecurity or implemented any cybersecurity plans.

ITEM 2. PROPERTIES

On November 1, 2023, we entered into a lease agreement to rent a storage facility in Hong Kong for a two-year term at an annual rental of HK$17,900 (approximately $2,315) per month and with a HK$35,800 (approximately $4,600) as a security deposit.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the Over the Counter Market Group’s Expert Market.  We will remain on the Expert Market as long as we are delinquent in our SEC filings. At such time as we cease to be on the Expert Market,. any quotations for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

Stockholders of Record

As of July 15, 2025, we had 183 record holders of our common stock.

Transfer Agent

Cleartrust, LLC, 16540 Pointe Village Drive; Suite 210, Lutz, Florida 33558 is the transfer agent for our common stock.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Agreements

We do not have any common stock available for grant or options under equity compensation plans as of December 31, 2023, since all shares approved for grant have been issued and no further shares are available.

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

Overview

Since January 30, 2017, following a change of control, our business has been the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. Our business has involved the purchase of products from three suppliers in Taiwan and the sale of these products to four unrelated customers, two of which accounted for all of our sales in the year ended December 31, 2022 and 91.7% of sales in the year ended December 31, 2021. We did not have any sales in the second and third quarters of 2022 or subsequent to December 31, 2022 through the date of this annual report and as of the date of this report we do not have any orders for products or purchase orders from suppliers.

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

In May and August 2021, we entered into two-year service agreements with consultants who performed research and development services as well as selling general and administrative services all in connection with a proposed product – a cordyceps-infused chicken feed. These research and development activities did not generate a marketable product, and we cannot assure you that we will seek to continue the development of this product or any other product. The agreements with the consultant expired in May and August 2023.  We do not have the funds or the revenue stream for us to hire any consultants or employees.  Our statement of operations reflects the amortization of common stock issued to consultants for research and development relating to our proposed chicken feed product.  We issued a total of 12,282,000 shares of common stock to consultants as stock grants pursuant to agreements with the consultants in May and August 2021. The agreements provide for the consultants to perform the services described in the contracts for the two-year period commencing the date of the agreements.  The shares were valued at $31,424,800, based on the market price of the common stock on the respective dates of the agreements, and were amortized over the two-year period of the agreement terms using the straight-line method. During the years ended December 31, 2023 and 2022, we recorded stock-based compensation of $8,060,983 and $15,712,400. At December 31, 2023, the deferred stock compensation was fully amortized. We did not develop any product as a result of the services from the consultants.  Our selling, general and administrative expenses do not include any compensation for our chief executive officer, who serves without compensation and is responsible for our purchases, sales and directing our research and development program.  As a result, the results of our operations do not reflect costs that would normally be associated with a chief executive officer who performs such functions.

We require funds for our operations. At December 31, 2023, we had $376 in cash, and no accounts receivable.  Of the accounts receivable at December 31, 2022 of $638,500, we collected $158,500 and we determined that $480,000 was not collectible and we recognized a provision for doubtful account for that amount in 2023.  We also recognized a provision for an inventory deposit write-off of $12,000.  Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales in the second and third quarters of 2022 and in 2023 and the absence of any sales subsequent to December 31, 2023 through the date of this annual report, along with the absence of an active market for our stock and our stock being traded on the OTC Market Group’s Expert Market, which means that our common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for our common stock, together with risk related to political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution.

To the extent that we implement our business plan, we anticipate that we will incur marketing and other expenses without any assurance that such expenses will generate any significant revenue, cash flow from operations or net income. Because of our cash position, we may use equity-based compensation for our employees and independent contractors. Because of our low cash position, we may rely on loans from stockholders or related parties, although we do not have any agreements or understandings at this time, and we may issue equity to attract employees and consultants to help us develop our business plan.   Because our common stock is on the OTC Market Group’s Expert Market, potential employees or consultants may be reluctant to accept common stock as compensation.  Accordingly, we cannot assure you that we will be able to develop or market products, in which case we may continue to be unable to generate revenue. Quotes in the Expert Market are only for unsolicited orders.  This means broker-dealers may not use the Expert Market to publish unsolicited quotes, and there are no market makers in our common stock. Quotations in Expert Market securities are restricted from public viewing. Only broker-dealers and professional or sophisticated investors are permitted to view quotations in Expert Market securities.

Inflation, Supply Chain Disruption and Effects of COVID-19 Restrictions

After years of relatively low inflation, in recent years, countries throughout the world, including Asia, have been subject to inflation at a rate significantly higher than in prior periods.  We expect that both the inflationary pressures and supply chain disruption that affect other industries will affect us.  These factors may result in delays in receipt of products we order, and increased costs which we may not be able to pass on to consumers. Both our cost of inventory and the prices we can charge for products increased as a result of inflation. We cannot assure you that our business will not be materially impaired by inflationary and supply chain disruption as well as be increased tariffs, in the event that we seek to sell products into the United States, although historically we have not sold products into the United States market.  Since we did not make any sales or purchase any inventory during the year ended December 31, 2023 or for any periods subsequent to December 31, 2023, we cannot evaluate the effects of inflation or supply chain issues on the price at which we sell products or the cost of our inventory.

We cannot assure you that we will be able to develop a marketable product or that we will be able to generate significant, if any, revenue.

Our recent inability to generate sales partially resulted from the aftereffects of the COVID-19 restrictions of the Chinese government.  Our customers suffered tremendous financial losses due to COVID-19 restrictions, including the Chinese government’s Zero COVID policy.  Our customers sold their products into China and the Chinese economy was having difficulty in bouncing back.  We believe these factors also affected the ability of our customer to pay for the products purchased from us which resulted in the bad debt provision of accounts receivable of $480,000.

Results of Operations

Years Ended December 31, 2023 and 2022

For the year ended December 31, 2023, we had no revenues or cost of revenue, and we incurred operating expenses of $8,804,367, of which $4,794,825 represented research and development expenses related primarily to the cordyceps-infused chicken feed development project, $3,517,542 represented selling, general and administrative expenses, of which $3,266,158 related to services provided by our consultants and the balance primarily to expenses and professional fees relating to our status as a public company, bad debt provision of accounts receivable of $480,000 and provision for an inventory deposit of write-off of $12,000. The compensation to our consultants for research and development services and selling, general and administrative services totaling $8,060,983 represented the amortization of deferred stock compensation issued to the consultants in 2021. We also incurred interest expense to a minority stockholder of $3,206. As a result, we had a net loss of $8,807,573, or $(0.15) per share (basic and diluted).

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

Liquidity and Capital Resources

The following table summarizes our changes in working capital from December 31, 2022 to December 31, 2023:

	December 31 2023	December 31, 2022	Change	% Change
Current assets	$1,626	$657,537	$(655,911)	(99.8)%
Current liabilities	$288,575	$201,116	$87,459	43.5%
Working capital (deficiency)	$(286,949)	$456,421	$(743,370)

The following table summarizes our cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Cash (used in) operating activities	$(15,446)	$(147,481)
Cash provided by financing activities	$9,970	$58,085
Cash at end of period	$376	$5,852

Cash used in operating activities of $15,446 for the year ended December 31, 2023 reflected primarily our net loss of $8,807,573, increased primarily by stock-based compensation representing the amortization of deferred stock compensation of $8,060,983, and a bad debt provision of accounts receivable of $480,000, a reduction of accounts receivable of $158,500, and an increase in accounts payable and accrued expenses of $77,873.

Cash used in operating activities of $147,481 for the year ended December 31, 2022 reflected the net loss of $15,871,443, decreased primarily by stock-based compensation of $15,712,400.

Cash provided by financing activities of $9,970 for the year ended December 31, 2023 and $58,085 for the year ended December 31, 2022 reflected advances from a minority stockholder.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of December 31, 2023, had no revenue for the year ended December 31, 2023, and incurred a loss from operations for the years ended December 31, 2023 and 2022 as well as prior years, and losses and the absence of revenue have continued, had negative cash flow from operations for the years ended December 31, 2023 and 2022, has not actively engaged in its business subsequent to September 30, 2023, and  did not generate any products from its research and development activities. Further, our common stock is presently on the OTC Market Group’s Expert Market, which means that our common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for our common stock.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although we propose to fund operations through sales of our products and equity financing arrangements, we do not presently have any orders for products, we incurred a bad debt provision of accounts receivable of $480,000, our common stock is reported on the Expert Market as a result of which there are no market makers in the common stock and we are delinquent in our filings with the Securities and Exchange Commission, as a result of which we may not be able to raise funds for capital expenditures, working capital and other cash requirements and will have to rely on advances from a minority stockholder and an officer. If we cannot generate revenue from our products, we may not be able to continue in business.

Critical Accounting Policy and Estimates

Our critical accounting policies and estimates are disclosed in Note 2 of Notes to Financial Statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 30, 2025, we dismissed Prager Metis CPAs, LLC (“Prager Metis”) as our independent registered certified public accounting firm.  During our year ended December 31, 2024 and 2023 and the subsequent interim period from January 1, 2025 to the date of Prager Metis’ dismissal, there were no disagreements between us and Prager Metis on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Prager Metis, would have caused Prager Metis to make reference to the subject matter of such disagreements in connection with its audit reports on the Company’s financial statements.  Prager Metis did not audit the Company’s financial statements for the years ended December 31, 2024 and 2023.  Prager Metis’ report on the Company’s financial statements for the year ended December 31, 2022 included an explanatory paragraph as to the Company’s ability to continue as a going concern.

On June 30, 2025, our board of directors approved the engagement of KCCW Accountancy Corp. (“KCCW”) as our independent registered accounting company.  During our fiscal year ended December 31, 2024, and the subsequent interim period from January 1, 2025 to the date of this report, neither the Company nor anyone acting on its behalf consulted with KCCW regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company by KCCW that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions) relating to the Company.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2023, the end of the period covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2023, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2023.

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

Until we generate significant revenues and employ accounting personnel, it is doubtful that we will be able to implement any system which provides us with any degree of internal controls over financial reporting. Due to the nature of this material weakness in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could not be prevented or detected.

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

Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2023, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)
Pao-Chi Chu	71	Chief executive officer, chief financial officer, president, secretary and director

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our chief executive officer, who is our only officer and director, is current is his filing.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended December 31, 2023 and 2022, earned by or paid to our executive officers.

Name and Principal Position	Period	Salary ($)	Bonus Awards ($)	Stock Awards ($)	Options/ Warrant Awards (1) ($)	Non-Equity Plan Compensation ($)	Nonqualified Deferred Earnings ($)	All Other Compensation ($)	Total ($)

Pao-Chi Chu	2023	-	-	-	-	-	-	-	-
CEO, CFO and President	2022	-	-	-	-	-	-	-	-

Employment Agreements

We have no employment agreements with Mr. Chu.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our officer.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards at December 31, 2023

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of July 15, 2025, by:

•	Each director;
•	Each current officer named in the summary compensation table;
•	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and
•	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of options, warrants or convertible securities) within 60 days of July 15, 2025. None of the named beneficial owners held any options, warrants or convertible securities at July 15, 2025.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Pao-Chi Chu 2F, No. 356, Dunhua S. Road, Da’an Dist Taipei City 106, Taiwan, ROC	30,000,000	49.97%

All officers and directors as a group (one individual)	30,000,000	49.97%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

At December 31, 2023 and 2022, we owed $1,100 to our chief executive officer for non-interest-bearing advances made to us or on our behalf. These advances are due on demand.

During the years ended December 31, 2023 and 2022, a minority stockholder advanced $0 and $55,000 and paid expenses of $9,970 and $3,085 on our behalf, all of which was outstanding on December 31, 2023.

At December 31, 2023 and 2022, we owed $87,696 and $77,726 to the minority stockholder referred to in the preceding paragraph for non-interest-bearing advances made to or on our behalf, respectively. These advances are due on demand.

We have imputed interest at the rate of 4% on the advances made to or on our behalf. Imputed interest amounted to $3,206 and $1,706, during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, we had amounts due to related parties of $88,796 and $78,826, respectively.

Director Independence

We have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by Prager Metis for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Audit fees	$39,000	$40,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	$-	-

Audit fees consist of fees related to professional services rendered in connection with the audit and review of our annual financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company.(1)
3.2	Bylaws of the Company. (1)
4.1	Description of the Company’s Common Stock
10.1	Acro Biomedical Co., Ltd. 2020 Equity Incentive Plan(2)
31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Document
101.DEF	XBRL Taxonomy Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

______________

(1)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the SEC on February 1, 2017.
(2)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the SEC on August 13, 2020.

Item 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRO BIOMEDICAL CO., LTD.

Date: July 18, 2025	By:	/s/ Pao-Chi Chu
	Name:	Pao-Chi Chu
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pao-Chi Chu	Director, chief executive officer and	July 18, 2025
Pao-Chi Chu	chief financial officer (principal executive, financial and accounting officer)

ACRO BIOMEDICAL CO., LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Acro Biomedical Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Acro Biomedical Co., Ltd. (the “Company") as of December 31, 2023, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2023, and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had limited cash, incurred loss from operations, and had accumulated deficit as of and for the year ended December 31, 2023. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2025.

Diamond Bar, California

July 18, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Acro Biomedical Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Acro Biomedical Co., Ltd. ("the Company") as of December 31, 2022, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2022, and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Hackensack, New Jersey

July 21, 2023

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

	December 31,	December 31,
	2023	2022

ASSETS
Current Assets
Cash	$376	$5,852
Accounts receivable	-	638,500
Purchase deposit for inventory	-	12,000
Prepaid expenses	1,250	1,185
Total Current Assets	1,626	657,537

Operating lease right of use asset	52,233	25,719
Security deposit	4,600	4,230
TOTAL ASSETS	$58,459	$687,486

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$154,444	$76,571
Deferred revenue	20,000	20,000
Due to related parties	88,796	78,826
Operating lease liabilities - current	25,335	25,719
Total Current Liabilities	288,575	201,116

Operating lease liabilities - noncurrent	26,898	-
TOTAL LIABILITIES	315,473	201,116

Stockholders' Equity (Deficit)
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 60,042,000 shares issued and outstanding as of December 31, 2023 and 2022	60,042	60,042
Additional paid-in capital	32,298,442	32,295,236
Deferred stock compensation	-	(8,060,983)
Accumulated deficit	(32,615,498)	(23,807,925)
Total Stockholders’ (Deficit) Equity	(257,014)	486,370

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$58,459	$687,486

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

	Year Ended
	December 31,
	2023	2022

Revenues	$-	$658,500
Cost of revenues	-	518,000
Gross profit	-	140,500

Operating expenses
Selling, general and administrative	3,517,542	5,930,237
Research and development	4,794,825	10,080,000
Provision for doubtful accounts	480,000	-
Provision for purchase deposit write-off	12,000	-
Total operating expenses	8,804,367	16,010,237

Loss from operations	(8,804,367)	(15,869,737)

Other expense
Interest expense - related parties	3,206	1,706
Total other expenses	3,206	1,706

Loss before income tax expense	(8,807,573)	(15,871,443)
Income tax expense	-	-
Net loss	$(8,807,573)	$(15,871,443)

Basic and diluted loss per share of common stock	$(0.15)	$(0.26)

Weighted average number of shares of common stock outstanding	60,042,000	60,042,000

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid in	Deferred stock	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	compensation	Deficit	(Deficit)

Balance, December 31, 2021	-	$-	60,042,000	$60,042	$32,293,530	$(23,773,383)	$(7,936,482)	$643,707

Amortization of deferred stock compensation	-	-	-	-	-	15,712,400	-	15,712,400
Imputed interest on related party loans	-	-	-	-	1,706	-	-	1,706
Net loss	-	-	-	-	-	-	(15,871,443)	(15,871,443)

Balance, December 31, 2022	-	-	60,042,000	60,042	32,295,236	(8,060,983)	(23,807,925)	486,370

Amortization of deferred stock compensation	-	-	-	-	-	8,060,983	-	8,060,983
Imputed interest on related party loans	-	-	-	-	3,206	-	-	3,206
Net loss	-	-	-	-	-	-	(8,807,573)	(8,807,573)

Balance, December 31, 2023	-	$-	60,042,000	$60,042	$32,298,442	$-	$(32,615,498)	$(257,014)

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

	Year Ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,807,573)	$(15,871,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest - related parties	3,206	1,706
Amortization of deferred stock compensation	8,060,983	15,712,400
Provision for doubtful accounts	480,000	-
Provision for purchase deposit write-off	12,000	-
Changes in operating assets and liabilities:
Accounts receivable	158,500	(40,500)
Security deposit	(370)	-
Prepaid expenses	(65)	(18)
Accounts payable and accrued expenses	77,873	50,374
Net cash used in operating activities	(15,446)	(147,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	9,970	58,085
Net cash provided by financing activities	9,970	58,085

Net change in cash	(5,476)	(89,396)
Cash at beginning of year	5,852	95,248
Cash at end of year	$376	$5,852

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Increase in the right-of-use asset and lease liability	$52,233	$-

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

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. The Company has determined that $480,000 of the accounts receivable at December 31, 2022 are not collectible and wrote off $480,000 of such accounts receivable during the year ended December 31, 2023. There was no impairment of accounts receivable during the year ended December 31, 2022.

Inventories

Inventories consist of finished goods. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of first-in, first-out methods. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. The Company has no inventory at December 31, 2023 or 2022. The Company wrote off of purchase deposit for inventory of $12,000 for the year ended December 31, 2023.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases with a term of longer than one year are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in the Company’ balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the Company’s balance sheets.

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

Leases with a lease term of one year or less at inception are not recorded on the Company’s balance sheet and are expensed on a straight-line basis over the lease term in the statement of operations.

Net (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common stock issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the years ended December 31, 2023 and 2022.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables that it will likely incur in the near future. The Company places its cash and cash equivalents with a United States financial institution which the Company believes are of high creditworthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2023 and 2022, the Company had no cash in excess of FDIC insured limits.

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

Related Parties

The Company follows ASC 850,”Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions and balances.

Revenue Recognition

The Company recognizes revenue in accordance with Topic 606, which requires revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

·	identify the contract with a customer;
·	identify the performance obligations in the contract;
·	determine the transaction price;
·	allocate the transaction price to performance obligations in the contract; and
·	recognize revenue as the performance obligation is satisfied.

The Company recognizes revenue when products are delivered to customers in accordance with the written sales terms.

Deferred Revenue

The Company’s business is the sale of products pursuant to agreements for the delivery of products to customers. The Company receives cash in advance and records it as deferred revenue.

Deferred revenue was $20,000 at December 31, 2023 and 2022.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In March 2024, the FASB issued ASU 2024-02 "Codification Improvements – Amendments to Remove References to the Concepts Statements" ("ASU 2024-02"), which contains amendments to the Codification to remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. Generally, ASU 2024-02 is not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024. The Company does not expect this update to have a material impact on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our year ending December 31, 2025. The Company is currently evaluating the impact that ASU 2023-09 will have on its financial statements and whether the Company will apply the standard prospectively or retrospectively.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company does not believe that the impact of the adoption of this standard will have a material effect on its financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of December 31, 2023, had no revenue for the year ended December 31, 2023, and incurred a loss from operations for the years ended December 31, 2023 and 2022 as well as prior years, had negative cash flow from operations for the years ended December 31, 2023 and 2022. To date, the Company has not generated any revenue subsequent to December 31, 2023 and did not generate any products from its research and development activities. Further, the Company’s common stock is presently on the OTC Market Group’s Expert Market, which means that the Company’s common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for the Company’s common stock. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - EQUITY

Common Stock

The Company issued a total of 6,776,000 and 5,506,000 shares of common stock to consultants as stock grants pursuant to agreements with the consultants in May 2021 and August 2021, respectively, of which 11,912,000 shares were issued pursuant to the 2020 equity incentive plan. (the “Plan”) and 370,000 shares were issued as restricted stock outside of the Plan. The agreements provide for the consultants to perform services described in the contracts for the two-year period commencing May 25, 2021 and August 23, 2021. The shares were valued at $19,311,600 and $12,113,200, based on the market price of the common stock on the respective dates of the agreements, which was $2.85 and $2.20 per share, respectively, and was amortized over two-year period starting from the date of the agreement using the straight-line method. During the year ended December 31, 2023 and 2022, the Company recorded stock-based compensation of $8,060,983 and $15,712,400, respectively, and had deferred stock compensation of $0 and $8,060,983 as of December 31, 2023 and 2022, respectively. At December 31, 2023, these stock grants were fully amortized.

During the years ended December 31, 2023 and 2022, the Company did not issue any shares of common stock.

NOTE 5 - INCOME TAXES

The reconciliation of income tax expense at the U.S. statutory rate of 21% to the Company’s effective tax rate is as follows:

	Year Ended
	December 31,
	2023	2022
Income tax expense (benefit) at statutory rate	$(1,849,590)	$(3,333,003)
Income tax adjustment
Imputed interest	673	358
Change of valuation allowance	1,848,917	3,332,645
Income tax expense (benefit)	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2023	2022
Operating loss carry forward	$6,863,858	$5,014,941
Valuation allowance	(6,863,858)	(5,014,941)
Deferred tax asset	$-	$-

The Company has approximately $33 million net operating loss carryforwards that are available to reduce future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for the year ended December 31, 2023 and 2022 because it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 6 - RELATED PARTY TRANSACTIONS

At December 31, 2023 and 2022, the Company owed $1,100 to its chief executive officer for non-interest-bearing advances made to or on behalf of the Company, respectively. These advances are due on demand.

During the years ended December 31, 2023 and 2022, a minority stockholder advanced $0 and $55,000 paid expenses of $9,970 and $3,085 on behalf of the Company, all of which was outstanding on December 31, 2023.

At December 31, 2023 and 2022, the Company owed $87,696 and $77,726 to the minority stockholder referred to in the preceding paragraph for non-interest-bearing advances made to or on behalf of the Company, respectively. These advances are due on demand.

The Company has imputed interest at the rate of 4% on the advances made to or on behalf of the Company. Imputed interest amounted to $3,206 and $1,706, during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the Company had amounts due to related parties of $88,796 and $78,826, respectively.

NOTE 7 – LEASES

On November 3, 2021, the Company entered into a lease agreement to rent a storage facility in Hong Kong for a two-year term at HK$17,000 (approximately $2,190) per month and HK$33,000 (approximately $4,230) as a security deposit. These payments were paid by a minority stockholder on behalf of the Company (see Note 6). The lease expired in December 2023.

On November 1, 2023, the Company entered into a lease agreement to rent a storage facility in Hong Kong for a two-year term at an annual rental of HK$17,900 (approximately $2,315) per month and HK$35,800 (approximately $4,600) as a security deposit.  These payments were paid by a minority stockholder on behalf of the Company (see Note 6). The lease expires in December 2025.

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities as follows:

	December 31,	December 31,
	2023	2022
Operating lease ROU asset	$52,233	$25,719

	December 31,	December 31,
Operating lease liabilities	2023	2022
Current portion	$25,335	$25,719
Non-current portion	26,898	-
Total	$52,233	$25,719

The present value of future lease payments was measured using an incremental borrowing rate of 6.00% and 4.00% per annum as of December 31, 2023 and 2022, respectively.

Future minimum lease payments under operating leases at December 31, 2023 were as follows:

2024	$27,780
2025	27,780
Thereafter	-
Total	55,560
Less Imputed interest	(3,327)
Operating lease liabilities	$52,233

The Company recognized total lease expense of $26,280 and $26,280 for the years ended December 31, 2023 and 2022, respectively.

NOTE 8 – CONCENTRATION

Revenue and accounts receivable

The Company did not generate any revenue for the year ended December 31, 2023 and did not have any accounts receivable at December 31, 2023. Of the accounts receivable of $638,500 at December 31, 2022, the Company collected $158,500 from customer A and $0 from customer B and wrote off $480,000. The following table sets forth information to customers who accounted for 10% of more of the Company’s revenue for the year ended December 31, 2022 and accounts receivable at December 31, 2022.

	Percentage of revenue For the year ended December 31, 2022	Percentage of Accounts receivable As of December 31, 2022
Customer A	55%	56%
Customer B	45%	44%
Total (as a group)	100%	100%

Purchases

During the year ended December 31, 2023, the Company did not purchase inventory.

During the year ended December 31, 2022, all purchases of inventory, totaling $518,000 were made from one supplier.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and determined that no subsequent event requires recognition or disclosure to the financial statements.

