Form 10-Q
period 2024-03-31
ACRO BIOMEDICAL CO., LTD.
filed 2025-07-22
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,042,000 shares of common stock on July 23, 2025.

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

Item 1. Financial Statements

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2024	2023

ASSETS
Current Assets
Cash	$151	$376
Prepaid expenses	-	1,250
Total Current Assets	151	1,626

Operating lease right of use asset	46,041	52,233
Security deposit	4,600	4,600
TOTAL ASSETS	$50,792	$58,459

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$152,294	$154,444
Deferred revenue	20,000	20,000
Due to related parties	102,084	88,796
Operating lease liabilities - current	23,402	25,335
Total Current Liabilities	297,780	288,575

Operating lease liabilities - noncurrent	20,324	26,898
TOTAL LIABILITIES	318,104	315,473

Stockholders' Deficit
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 60,042,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	60,042	60,042
Additional paid-in capital	32,299,396	32,298,442
Accumulated deficit	(32,626,750)	(32,615,498)
Total Stockholders’ Deficit	(267,312)	(257,014)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$50,792	$58,459

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2024	2023

Revenues	$-	$-

Operating expenses
Selling, general and administrative	10,298	1,483,566
Research and development	-	2,520,000
Total operating expenses	10,298	4,003,566

Loss from operations	(10,298)	(4,003,566)

Other expense
Interest expense - related parties	954	788
Total other expenses	954	788

Loss before income tax expense	(11,252)	(4,004,354)
Income tax expense	-	-
Net loss	$(11,252)	$(4,004,354)

Basic and diluted loss per share of common stock	$(0.00)	$(0.07)

Weighted average number of shares of common stock outstanding	60,042,000	60,042,000

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the three months ended March 31, 2024

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	-	$-	60,042,000	$60,042	$32,298,442	$(32,615,498)	$(257,014)

Imputed interest on related party loans	-	-	-	-	954	-	954
Net loss	-	-	-	-	-	(11,252)	(11,252)

Balance, March 31, 2024	-	$-	60,042,000	$60,042	$32,299,396	$(32,626,750)	$(267,312)

For the Three months ended March 31, 2023

					Additional	Deferred		Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance, December 31, 2022	-	$-	60,042,000	$60,042	$32,295,236	$(8,060,983)	$(23,807,925)	$486,370

Amortization of deferred stock compensation	-	-	-	-	-	3,928,100	-	3,928,100
Imputed interest on related party loans	-	-	-	-	788	-	-	788
Net loss	-	-	-	-	-	-	(4,004,354)	(4,004,354)

Balance, March 31, 2023	-	$-	60,042,000	$60,042	$32,296,024	$(4,132,883)	$(27,812,279)	$410,904

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,252)	$(4,004,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest - related parties	954	788
Amortization of deferred stock compensation	-	3,928,100
Changes in operating assets and liabilities:
Accounts receivable	-	30,000
Prepaid expenses	1,250	(11,315)
Change in operating lease liability	(2,315)	-
Accounts payable and accrued expenses	(2,150)	51,215
Net cash used in operating activities	(13,513)	(5,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	13,288	36
Net cash provided by financing activities	13,288	36

Net change in cash	(225)	(5,530)
Cash at beginning of period	376	5,852
Cash at end of period	$151	$322

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

The Company’s business is the sale of cordyceps related products. Cordyceps is a fungus that is used in traditional Chinese medicine. During the second and third quarters of 2021, the Company engaged consultants to take the initial steps to develop and implement a research and development and marketing program. These consultants worked independently and reported to the chief executive officer. The research and development efforts did not result in the development of any products. The contracts with the consultants expired in May 2023 and August 2023.  No revenue, new product or new marketing opportunities was generated from these efforts.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2023 have been omitted; and these unaudited interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2023 included within the Company’s annual report on Form 10-K for the year ended December 31, 2023.

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

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the three months ended March 31, 2024 and 2023.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

The Company had minimal cash as of March 31, 2024, had no revenue for the year ended December 31, 2023 and has not generated any revenue subsequent to December 31, 2023 through the date of this report, and incurred a loss from operations for the three months ended March 31, 2024, the years ended December 31, 2023 and 2022 as well as prior years, had negative cash flow from operations for the three months ended March 31, 2024 and the years ended December 31, 2023 and 2022. To date, the Company has not generated any revenue subsequent to December 31, 2023 and did not generate any products from its research and development activities. Further, the Company’s common stock is presently on the OTC Market Group’s Expert Market, which means that the Company’s common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for the Company’s common stock.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company proposes to fund operations through sales of its products and equity financing arrangements, it does not presently have any orders for products, it incurred a write-off of accounts receivable of $480,000 in the year ended December 31, 2023 with respect to sales previously made, its common stock is reported on the Expert Market as a result of which there are no market makers in the common stock and it is delinquent in its filings with the Securities and Exchange Commission, as a result of which the Company may not be able to raise funds for capital expenditures, working capital and other cash requirements and will have to rely on advances from a minority stockholder and an officer. If the Company cannot generate revenue from its products, it may not be able to continue in its business.

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

During the three months ended March 31, 2024 and 2023, a minority stockholder who is not a 5% stockholder paid expenses of $13,288 and $36 on behalf of the Company, respectively.

At March 31, 2024 and December 31, 2023, the Company owed $100,984 and $87,696 to the minority stockholder referred to in the preceding paragraph for non-interest-bearing advances made to or paid expenses on behalf of the Company, and are due on demand, respectively.

At March 31, 2024 and December 31, 2023, the Company owed $1,100 to its chief executive officer for non-interest-bearing advances made to or paid expenses on behalf of the Company and are due on demand.

The Company has imputed interest at the rate of 4% on the advances made to or paid expenses on behalf of the Company in the amount of $954 and $788 during the three months ended March 31, 2024 and 2023, respectively.

NOTE 5 - LEASES

On November 1, 2023, the Company entered into a lease agreement to rent a storage facility in Hong Kong for a two-year term at an annual rental of HK$17,900 (approximately $2,315) per month and HK$35,800 (approximately $4,600) as a security deposit.  These payments were paid by a minority stockholder on behalf of the Company (see Note 4).  The lease expires in December 2025.

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities, which had balances as follows:

	March 31,	December 31,
	2024	2023
Operating lease ROU asset	$46,041	$52,233

	March 31,	December 31,
Operating lease liabilities	2024	2023
Current portion	$23,402	$25,335
Non-current portion	20,324	26,898
Total	$43,726	$52,233

Future minimum lease payments under operating leases at March 31, 2024, were as follows:

Remainder of 2024	$18,520
2025	27,780
Thereafter	-
Total	46,300
Less Imputed interest	(2,574)
Operating lease liabilities	$43,726

The Company recognized total lease expenses of $6,945 and $6,570 for the three months ended March 31, 2024 and 2023, respectively.

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

Overview

Since January 30, 2017, following a change of control, we have been engaged in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. Our business has involved the purchase of products from three suppliers in Taiwan and the sale of these products to four unrelated customers, two of which accounted for all of our sales in the year ended December 31, 2022 and 91.7% of sales in the year ended December 31, 2021. We did not have any sales during the second and third quarters of 2022 and we have not had any sales subsequent to the December 31, 2022 through the date of this report and as of the date of this report we do not have any orders for products.

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

In May and August 2021, we entered into two-year service agreements with consultants who performed research and development services as well as selling general and administrative services all in connection with a proposed product – a cordyceps-infused chicken feed. These research and development activities did not generate a marketable product, and we cannot assure you that we will seek to continue the development of this product or any other product. The agreements with the consultant expired in May and August 2023.  We do not have the funds or the revenue stream for us to hire any consultants or employees.  Our statement of operations for the three months ended March 31, 2023 reflects the amortization of common stock issued to consultants for research and development relating to our proposed chicken feed product.  We issued a total of 12,282,000 shares of common stock to consultants as stock grants pursuant to agreements with the consultants in May and August 2021. The agreements provide for the consultants to perform the services described in the contracts for the two-year period commencing the date of the agreements.  The shares were valued at $31,424,800, based on the market price of the common stock on the respective dates of the agreements, and were amortized over the two-year period of the agreement terms using the straight-line method. During the three months ended March 31, 2023, we recorded stock-based compensation of $3,928,100. There was no stock-based compensation for the three months ended March 31, 2024, since the stock was fully amortized during 2024 upon expiration of the contracts.  We did develop any product as a result of the services from the consultants.  Our selling, general and administrative expenses do not include any compensation for our chief executive officer, who serves without compensation and is responsible for our purchases, sales and directing our research and development program.  As a result, the results of our operations do not reflect costs that would normally be associated with a chief executive officer who performs such functions.

We require funds for our operations. At March 31, 2024, we had nominal cash and no accounts receivable.  Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding, and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales subsequent to December 31, 2022, along with the absence of an active market for our stock and our stock being traded on the OTC Market Group’s Expert Market, which means that our common stock is not eligible for proprietary broker-dealer quotes, with the result that there are no published quotes for our common stock, together with risk related to political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution. Our primary source of funds for the years ended December 31, 2023 and 2022 and the three months ended March 31, 2024 has been advances from a minority stockholder. This stockholder has continued to be our principal source of funds.  We cannot assure you that he will continue to provide funding for us.

To the extent that we implement our business plan, we anticipate that we will incur marketing and other expenses without any assurance that such expenses will generate any significant revenue, cash flow from operations or net income. Because of our cash position, we may seek to use equity-based compensation for our employees and independent contractors, however, the lack of any market for our common stock and our common stock being listed on the Expert Market, employees or consultants may be reluctant to accept our common stock as compensation. Because of our low cash position, we may rely on loans from stockholders or related parties, although we do not have any agreements or understandings at this time, and we may issue equity to attract employees and consultants to help us develop our business plan.   Because our common stock is on the OTC Market Group’s Expert Market, potential employees or consultants may be reluctant to accept common stock as compensation.  We cannot assure you that we will be able to develop or market products, in which case we may continue to be unable to generate revenue. Quotes in the Expert Market are only for unsolicited orders.  This means broker-dealers may use the Expert Market to publish unsolicited quotes, and there are no market makers in our common stock. Quotations in Expert Market securities are restricted from public viewing. Only broker-dealers and professional or sophisticated investors are permitted to view quotations in Expert Market securities.

Inflation, Supply Chain Disruption and Effects of COVID-19 Restrictions

After years of relatively low inflation, in recent years, countries throughout the world, including Asia, have been subject to inflation at a rate significantly higher than in prior periods.  We expect that both the inflationary pressures and supply chain disruption that affect other industries will affect us.  These factors may result in delays in receipt of products we order, and increased costs which we may not be able to pass on to consumers. Both our cost of inventory and the prices we can charge for products increased as a result of inflation. We cannot assure you that our business will not be materially impaired by inflationary and supply chain disruption as well as be increased tariffs, in the event that we seek to sell products into the United States, although historically we have not sold products into the United States market.  Since we did not make any sales or purchase any inventory subsequent to December 31, 2022, we cannot evaluate the effects of inflation or supply chain issues on the price at which we sell products or the cost of our inventory.

We cannot assure you that we will be able to develop a marketable product or that we will be able to generate significant, if any, revenue.

Our inability to generate sales partially resulted from the aftereffects of the COVID-19 restrictions of the Chinese government.  Our customers suffered tremendous financial losses due to COVID-19 restrictions, including the Chinese government’s No-COVID policy.  Our customers sold their products into China and the Chinese economy was having difficulty in bouncing back.  We believe these factors also affected the ability of our customer to pay for the products purchased from us which resulted in a $480,000 account receivable reserve in 2023.

Results of Operations

Three Months Ended March 31, 2023 and 2024

For the three months ended March 31, 2024, we had no revenue or cost of revenue.  Our operating expenses were $10,298 which are primarily relating to expenses and professional fees relating to our status as a public company. We also incurred interest expense to a minority stockholder of $954. As a result, we had a net loss of $11,252 or $(0.00) per share (basic and diluted).

For the three months ended March 31, 2023, we did not generate any revenue.  Our operating expenses were $4,003,566, of which $2,520,000 represented research and development expenses related primarily to the development project for cordyceps-infused chicken feed, and $1,483,566 represented selling, general and administrative expenses, of which $1,438,100 related to services provided by our consultants and $45,466 to expenses and professional fees relating to our status as a public company. The compensation to our consultants for research and development services and selling, general and administrative services totaling $3,928,100 represented the amortization of deferred stock compensation issued to the consultants in 2021. We also incurred interest expense to a minority stockholder of $788. As a result, we had a net loss of $4,004,354 or $(0.07) per share (basic and diluted).

Liquidity and Capital Resources

The following table summarizes our changes in working capital from December 31, 2023 to March 31, 2024:

	March 31 2024	December 31, 2023	Change	% Change
Current assets	$151	$1,626	$(1,475)	(90.7)%
Current liabilities	$297,780	$288,575	$9,205	3.2%
Working capital (deficiency)	$(297,629)	$(286,949)	$(10,680)	3.7%

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	Three months Ended March 31,
	2024	2023
Cash (used in) operating activities	$(13,513)	$(5,566)
Cash provided by financing activities	$13,288	$36
Cash at end of period	$151	$322

Cash used in operating activities of $13,513 for the three months ended March 31, 2024 reflected primarily our net loss of $11,252, increased primarily by a decrease in accounts payable and accrued expenses of $2,150 and a change in operating lease liability of $2,315.

Cash used in operating activities of $5,566 for the three months ended March 31, 2023 reflected primarily our net loss of $4,004,354, increased primarily by stock-based compensation representing the amortization of deferred stock compensation of $3,928,100, as well as an increase in accounts payable and accrued expenses of $51,215 and a decrease in accounts receivable of $30,000.

Cash provided by financing activities for the three months ended March 31, 2024 and 2023 reflected advances from a minority stockholder.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We had minimal cash as of March 31, 2024, had no revenue for the year ended December 31, 2023 and has not generated any revenue subsequent to December 31, 2023 through the date of this report, and incurred a loss from operations for the three months ended March 31, 2024, the years ended December 31, 2023 and 2022 as well as prior years, had negative cash flow from operations for the three months ended March 31, 2024 and the years ended December 31, 2023 and 2022. To date, we did not generate any revenue subsequent to December 31, 2023 and did not develop \any products from our research and development activities. Further, our common stock is presently on the OTC Market Group’s Expert Market, which means that our common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for our common stock.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although we propose to fund operations through sales of our products and equity financing arrangements, we do not presently have any orders for products, we reserve of accounts receivable of $480,000 in the year ended December 31, 2023 with respect to sales previously made, our common stock is reported on the Expert Market as a result of which there are no market makers in the common stock and we are delinquent in our filings with the Securities and Exchange Commission, as a result of which we may not be able to raise funds for capital expenditures, working capital and other cash requirements and will have to rely on advances from a minority stockholder and an officer. If we cannot generate revenue from our products, we may not be able to continue in business. For the years ended December 31, 2023 and 2022 and the three months ended March 31, 2024, funds have provided by a minority stockholder, which, as of the date of this report, remains our source of funds.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and our chief financial officer, who are the same person, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of March 31, 2024, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended December 31, 2023, management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only employee who serves as both chief executive officer and chief financial officer, who is our sole director and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

During the period ended March 31, 2024, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACRO BIOMEDICAL CO., LTD.

Dated: July 22, 2025	By:	/s/ Pao-Chi Chu
Pao-Chi Chu
Chief Executive Officer and Chief
Financial Officer

