Form 10-Q
period 2024-09-30
ACRO BIOMEDICAL CO., LTD.
filed 2025-07-23
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Item 1. Financial Statements

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2024	2023

ASSETS
Current Assets
Cash	$701	$376
Prepaid expenses	-	1,250
Total Current Assets	701	1,626

Operating lease right of use asset	33,375	52,233
Security deposit	4,600	4,600
TOTAL ASSETS	$38,676	$58,459

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$155,507	$154,444
Deferred revenue	20,000	20,000
Due to related parties	115,298	88,796
Operating lease liabilities - current	26,499	25,335
Total Current Liabilities	317,304	288,575

Operating lease liabilities - noncurrent	6,876	26,898
TOTAL LIABILITIES	324,180	315,473

Stockholders' Deficit
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 60,042,000 shares issued and outstanding	60,042	60,042
Additional paid-in capital	32,301,576	32,298,442
Accumulated deficit	(32,647,122)	(32,615,498)
Total Stockholders’ Deficit	(285,504)	(257,014)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$38,676	$58,459

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$-	$-	$-	$-

Operating expenses
Selling, general and administrative	9,106	700,150	28,490	3,500,141
Research and development	-	396,550	-	4,794,825
Provision for doubtful accounts	-	480,000	-	480,000
Provision for purchase deposit write-off	-	12,000	-	12,000
Total operating expenses	9,106	1,588,700	28,490	8,786,966

Loss from operations	(9,106)	(1,588,700)	(28,490)	(8,786,966)

Other expense
Interest expense - related party	1,123	790	3,134	2,367
Total other expenses	1,123	790	3,134	2,367

Loss before income tax expense	(10,229)	(1,589,490)	(31,624)	(8,789,333)
Income tax expense	-	-	-	-
Net loss	$(10,229)	$(1,589,490)	$(31,624)	$(8,789,333)

Basic and diluted loss per share of common stock	$(0.00)	$(0.03)	$(0.00)	$(0.15)

Weighted average number of shares of common stock outstanding	60,042,000	60,042,000	60,042,000	60,042,000

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Three and Nine months ended September 30, 2024

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	-	$-	60,042,000	$60,042	$32,298,442	$(32,615,498)	$(257,014)

Imputed interest on related party loans	-	-	-	-	954	-	954
Net loss	-	-	-	-	-	(11,252)	(11,252)

Balance, March 31, 2024	-	-	60,042,000	60,042	32,299,396	(32,626,750)	(267,312)

Imputed interest on related party loans	-	-	-	-	1,057	-	1,057
Net loss	-	-	-	-		(10,143)	(10,143)

Balance, June 30, 2024	-	-	60,042,000	60,042	32,300,453	(32,636,893)	(276,398)

Imputed interest on related party loans	-	-	-	-	1,123	-	1,123
Net loss	-	-	-	-		(10,229)	(10,229)

Balance, September 30, 2024	-	$-	60,042,000	$60,042	$32,301,576	$(32,647,122)	$(285,504)

For the Three and Nine months ended September 30, 2023

					Additional	Deferred		Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity (Deficit)

Balance, December 31, 2022	-	$-	60,042,000	$60,042	$32,295,236	$(8,060,983)	$(23,807,925)	$486,370

Amortization of deferred stock compensation	-	-	-	-	-	3,928,100	-	3,928,100
Imputed interest on related party loans	-	-	-	-	788	-	-	788
Net loss	-	-	-	-	-	-	(4,004,354)	(4,004,354)

Balance, March 31, 2023	-	-	60,042,000	60,042	32,296,024	(4,132,883)	(27,812,279)	410,904

Amortization of deferred stock compensation	-	-	-	-	-	3,123,450	-	3,123,450
Imputed interest on related party loans	-	-	-	-	789	-	-	789
Net loss	-	-	-	-	-	-	(3,195,489)	(3,195,489)

Balance, June 30, 2023	-	-	60,042,000	60,042	32,296,813	(1,009,433)	(31,007,768)	339,654

Amortization of deferred stock compensation	-	-	-	-	-	1,009,433	-	1,009,433
Imputed interest on related party loans	-	-	-	-	790	-	-	790
Net loss	-	-	-	-	-	-	(1,589,490)	(1,589,490)

Balance, September 30, 2023	-	$-	60,042,000	$60,042	$32,297,603	$-	$(32,597,258)	$(239,613)

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,624)	$(8,789,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest - related parties	3,134	2,367
Amortization of deferred stock compensation	-	8,060,983
Provision for doubtful accounts	-	480,000
Provision for purchase deposit write off	-	12,000
Changes in operating assets and liabilities:
Accounts receivable	-	158,500
Prepaid expenses	1,250	(3,815)
Accounts payable and accrued expenses	1,063	76,465
Net cash used in operating activities	(26,177)	(2,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	26,502	252
Net cash provided by financing activities	26,502	252

Net change in cash	325	(2,581)
Cash at beginning of period	376	5,852
Cash at end of period	$701	$3,271

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the nine months ended September 30, 2024 and 2023.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

The Company had minimal cash as of September 30, 2024, had no revenue for the year ended December 31, 2023 and has not generated any revenue subsequent to December 31, 2023 through the date of this report, and incurred a loss from operations for the nine months ended September 30, 2024, the years ended December 31, 2023 and 2022 as well as prior years, had negative cash flow from operations for the nine months ended September 30, 2024 and the years ended December 31, 2023 and 2022. To date, the Company has not generated any revenue subsequent to December 31, 2022 and did not generate any products from its research and development activities. Further, the Company’s common stock is presently on the OTC Market Group’s Expert Market, which means that the Company’s common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for the Company’s common stock.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

During the nine months ended September 30, 2024 and 2023, a minority stockholder who is not a 5% stockholder advanced $1,000 and $0 and paid expenses of $25,502 and $252 on behalf of the Company, respectively. During the three months ended September 30, 2024 and 2023, such minority stockholder paid expenses of $6,110 and $108 on behalf of the Company, respectively.

At September 30, 2024 and December 31, 2023, the Company owed $114,198 and $87,696 to the minority stockholder referred to in the preceding paragraph for non-interest-bearing advances made to or expenses paid on behalf of the Company, and these amounts are due on demand.

At September 30, 2024 and December 31, 2023, the Company owed $1,100 to its chief executive officer for non-interest-bearing advances made to or paid expenses on behalf of the Company which amounts are due on demand.

The Company has imputed interest at the rate of 4% on the advances made to or paid expenses on behalf of the Company in the amount of $3,134 and $2,367 during the nine months ended September 30, 2024 and 2023, respectively and in the amount of $1,123 and $790 during the three months ended September 30, 2024 and 2023, respectively.

NOTE 5 - LEASES

On November 1, 2023, the Company entered into a lease agreement to rent a storage facility in Hong Kong for a two-year term at an annual rental of HK$17,900 (approximately $2,315) per month and HK$35,800 (approximately $4,600) as a security deposit.  These payments were paid by a minority stockholder on behalf of the Company (see Note 4).  The lease expires in December 2025.

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities, which had balances as follows:

	September 30,	December 31,
	2024	2023
Operating lease ROU asset	$33,375	$52,233

	September 30,	December 31,
Operating lease liabilities	2024	2023
Current portion	$26,499	$25,335
Non-current portion	6,876	26,898
Total	$33,375	$52,233

Future minimum lease payments under operating leases at September 30, 2024, were as follows:

Remainder of 2024	$6,945
2025	27,780
Thereafter	-
Total	34,725
Less Imputed interest	(1,350)
Operating lease liabilities	$33,375

The Company recognized total lease expenses of $20,835 and $19,710 for the nine months ended September 30, 2024 and 2023, respectively and $6,945 and $6,570 for the three months ended September 30, 2024 and 2023, respectively.

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

All of our sales to date have been sales of cordyceps related products except that, in the quarter ended September 30, 2018, we sold metallothionein MT-3 elizer, a product that we do not currently sell. Cordyceps is a fungus that is used in traditional Chinese medicine. Cordyceps sinensis has been described as a medicine in old Chinese medical books and Tibetan medicine. It is a rare combination of a caterpillar and a fungus and found at altitudes above 4500m in Sikkim. We may also seek to market other products which we see as complimentary to our present products; however, we have not entered into negotiations with respect to the distribution of other products, and we cannot assure you that we will be able to market any other products.

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

In May and August 2021, we entered into two-year service agreements with consultants who performed research and development services as well as selling general and administrative services all in connection with a proposed product – a cordyceps-infused chicken feed. These research and development activities did not generate a marketable product, and we cannot assure you that we will seek to continue the development of this product or any other product. The agreements with the consultant expired in May and August 2023.  We do not have the funds or the revenue stream for us to hire any consultants or employees.  Our statement of operations for the three and nine months ended September 30, 2023 reflects the amortization of common stock issued to consultants for research and development relating to our proposed chicken feed product.  We issued a total of 12,282,000 shares of common stock to consultants as stock grants pursuant to agreements with the consultants in May and August 2021. The agreements provide for the consultants to perform the services described in the contracts for the two-year period commencing the date of the agreements.  The shares were valued at $31,424,800, based on the market price of the common stock on the respective dates of the agreements, and were amortized over the two-year period of the agreement terms using the straight-line method. During the three and nine months ended September 30, 2023, we recorded stock-based compensation of $1,009,433 and $8,060,983, respectively. There was no stock-based compensation for the three and nine months ended September 30, 2024, since the stock was fully amortized during 2023 upon expiration of the contracts.  We did not develop any product as a result of the services from the consultants.  Our selling, general and administrative expenses do not include any compensation for our chief executive officer, who serves without compensation and is responsible for our purchases, sales and directing our research and development program.  As a result, the results of our operations do not reflect costs that would normally be associated with a chief executive officer who performs such functions.

We require funds for our operations. At September 30, 2024, we had nominal cash and no accounts receivable.  Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding, and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales subsequent to December 31, 2022, along with the absence of an active market for our stock and our stock being traded on the OTC Market Group’s Expert Market, which means that our common stock is not eligible for proprietary broker-dealer quotes, with the result that there are no published quotes for our common stock, together with risk related to political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution. Our primary source of funds for the years ended December 31, 2023 and 2022 and the nine months ended September 30, 2024 has been advances from a minority stockholder. This stockholder has continued to be our principal source of funds.  We cannot assure you that he will continue to provide funding for us.

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

Results of Operations

Three and Nine Months Ended September 30, 2024 and 2023

For the three months ended September 30, 2024, we had no revenue or cost of revenue.  Our operating expenses were $9,106, which are primarily relating to expenses and professional fees relating to our status as a public company. We also incurred interest expense to a minority stockholder of $1,123. As a result, we had a net loss of $10,229, or $(0.00) per share (basic and diluted).

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

For the nine months ended September 30, 2024, we had no revenue or cost of revenue.  Our operating expenses were $28,490, which are primarily relating to expenses and professional fees relating to our status as a public company. We also incurred interest expense to a minority stockholder of $3,134. As a result, we had a net loss of $31,624 or $(0.00) per share (basic and diluted).

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

Liquidity and Capital Resources

The following table summarizes our changes in working capital from December 31, 2023 to September 30, 2024:

	September 30 2024	December 31, 2023	Change	% Change
Current assets	$701	$1,626	$(925)	(56.9)%
Current liabilities	$317,304	$288,575	$28,729	10.0%
Working capital (deficiency)	$(316,603)	$(286,949)	$(29,654)	10.3%

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Cash (used in) operating activities	$(26,177)	$(2,833)
Cash provided by financing activities	$26,502	$252
Cash at end of period	$701	$3,271

Cash used in operating activities of $26,177 for the nine months ended September 30, 2024 reflected primarily our net loss of $31,624, increased primarily by imputed interest of $3,134, a reduction of prepaid expenses of $1,250 and by an increase in accounts payable and accrued expenses of $1,063.

Cash used in operating activities of $2,833 for the nine months ended September 30, 2023 reflected primarily our net loss of $8,789,333, increased primarily by stock-based compensation representing the amortization of deferred stock compensation of $8,060,983, a write-off of accounts receivable of $480,000, a reduction of accounts receivable of $158,500, and an increase in accounts payable and accrued expenses of $76,465.

Cash provided by financing activities for the nine months ended September 30, 2024 and 2023 reflected advances from a minority stockholder. The advances in nine months ended September 30, 2024 provided us with funds to cover our cash used in operations.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We had minimal cash as of September 30, 2024, had no revenue for the year ended December 31, 2023 and we have not generated any revenue subsequent to December 31, 2022 through the date of this report, and we incurred a loss from operations for the nine months ended September 30, 2024, the years ended December 31, 2023 and 2022 as well as prior years, had negative cash flow from operations for the nine months ended September 30, 2024 and the years ended December 31, 2023 and 2022. To date, we did not generate any revenue subsequent to December 31, 2022 and did not develop \any products from our research and development activities. Further, our common stock is presently on the OTC Market Group’s Expert Market, which means that our common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for our common stock.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although we propose to fund operations through sales of our products and equity financing arrangements, we do not presently have any orders for products, we reserved accounts receivable of $480,000 in the year ended December 31, 2023 with respect to sales previously made, our common stock is reported on the Expert Market as a result of which there are no market makers in the common stock and we are delinquent in our filings with the Securities and Exchange Commission, as a result of which we may not be able to raise funds for capital expenditures, working capital and other cash requirements and will have to rely on advances from a minority stockholder and an officer. If we cannot generate revenue from our products, we may not be able to continue in business. For the years ended December 31, 2023 and 2022 and the nine months ended September 30, 2024, funds were provided by a minority stockholder, which, as of the date of this report, remains our source of funds.  We cannot assure you that he will continue to provide us with funds.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and our chief financial officer, who are the same person, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of September 30, 2024, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended September 30, 2024, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

