Form 10-K
period 2024-12-31
ACRO BIOMEDICAL CO., LTD.
filed 2025-07-24
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒      No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $21,029.  The common stock is on the OTC Markets Expert Market and is not eligible for quotations.  The price is based on the most recent trade reported on the OTC Markets website, which was $0.0007 on July 15, 2024.

As of July 24 , 2025, the registrant had 60,042,000 shares of common stock outstanding.

As used in this report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refers to Acro Biomedical Co., Ltd., unless the context indicates otherwise.

NOTE REGARDING FORWARD LOOKING STATEMENTS

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

•

Our ability to recommence our business and generate any revenue and gross profit from the sale of our products since we have not generated any revenue subsequent to December 31, 2022 through the date of this annual report.

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

In May and August 2021, we engaged consultants to work with us in various aspects of product development and marketing for a proposed product – cordyceps-based chicken feed – pursuant to consulting agreements.  Because of our lack of funds, we compensated our consultants through the issuance of stock. We issued 6,776,000 shares of common stock on May 25, 2021 and 5,506,000 shares of common stock on August 23, 2021 to consultants as stock grants pursuant to agreements with the consultants. The agreements provide for the consultants to perform services described in the contracts, which include research and development and marketing services for the two-year period commencing May 25, 2021 and August 23, 2021, respectively. The shares were valued at $19,311,600 and $12,113,200, based on the market price of the common stock on the respective dates of the agreements and were amortized over the two-year terms of the consulting agreement.  During the year ended December 31, 2023 we recorded stock-based compensation of $8,060,983. The agreements expired in May and August 2023, and at December 31, 2023, the value of the stock compensation was fully amortized, as a result of which there was no stock-based compensation in 2024.  The development effort did not generate a marketable product.

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

All of our marketing and sales activities to date have been conducted by our chief executive officer, Pao-Chi Chu, who is our only employee and who provides his services on a part-time basis. All sales to date were made by Mr. Chu.  We have not had any sales subsequent to December 31, 2022 through the date of this annual report.

At December 31, 2024, we had nominal cash, no accounts receivable and no inventory.  Of the accounts receivable at December 31, 2022 of $638,500, we collected $158,500 in 2023 and we determined that $480,000 was not collectible and in 2023 we recognized a provision for doubtful account in the amount of $480,000.  We also recognized a provision for an inventory deposit write-off of $12,000.  Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales since December 31, 2022, along with the absence of an active market for our stock and our stock being traded on the OTC Market Group’s Expert Market, which means that our common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for our common stock, together with risk related to political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders will suffer significant dilution.

Our sole source of financing since January 1, 2021 has been primarily from a minority stockholder and, to a lesser extent, from our chief executive officer.  We cannot give any assurance that our chief executive officer or the minority stockholder will continue to fund our operations, and we may not be able to recommence our operations without such funding. We are continuing to rely on advances from the minority stockholder.

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

Inflation and Supply Chain Disruption

After years of relatively low inflation, in recent years, countries throughout the world, including Asia, have been subject to inflation at a rate significantly higher than in prior periods.  We expect that both the inflationary pressures and supply chain disruption that affect other industries will affect us.  These factors may result in delays in receipt of products we order, and increased costs which we may not be able to pass on to consumers. Both our cost of inventory and the prices we can charge for products increased as a result of inflation. We cannot assure you that our business will not be materially impaired by inflationary and supply chain disruption, and, if we seek to sell products to customers in the United States, to increased tariffs, even though we have not sold products in the United States.  Since we did not make any sales or purchase any inventory during the years ended December 31, 2024 and December 31, 2023 or for any periods subsequent to December 31, 2024, we cannot evaluate the effects of inflation or supply chain issues on the price at which we sell products or the cost of our inventory.

Residual Effects of COVID-19

Our recent inability to generate sales partially resulted from the aftereffects of the COVID-19 restrictions of the Chinese government.  Our customers suffered tremendous financial losses due to COVID-19 and the Chinese government’s Zero-COVID policy.  Our customers sold their products into China and the Chinese economy was having difficulty in bouncing back.  We believe these factors affected the ability of our customer to pay for the products purchased from us which resulted in the $480,000 bad debt reserve for accounts receivable in the year ended December 31, 2023.

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

We do not presently sell products for retail sale to consumers although we may, to the extent that we implement our proposed business plan, develop products which are designed and packaged for consumer use. Our customers presently purchase our products in bulk and may use our products as ingredients in their products. Countries into which our products are sold have regulations relating to the marketing, labeling and claims for dietary supplements. Since we do not presently sell products in form for use by consumers, our customers, who are not consumers, must comply with applicable government regulations. Our recent former customers are located in Taiwan or Hong Kong, which have laws concerning the ingredients in products sold for consumption, including the purity of the ingredients. If products which include our products as ingredients are sold in Hong Kong or any other country, the products may be subject to the food and supplement regulations of the country. We do not make any of the products we sell. To the extent a claim arises either as a result of the use by a consumer of products which contain our ingredients or a government agency raises questions about the purity of ingredients purchased from us, we may incur liability for any adverse reactions to the products purchased by consumers or failures of our products to conform to the stated purity of our products and we cannot assure you that we will be able to claim over against our supplier. If we sell products that are designed and packaged for use by consumers, we may be subject to laws relating to such products, including the purity and labeling of the products and any other regulations that may be applicable.

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

Research and Development

We incurred research and development expenses of approximately $4.8 million in 2023, which reflects the amortization of equity compensation paid to our consultants whose services related to the development of our proposed chicken feed product.  We have not engaged in research and development activities since the expiration of the contracts with our consultants in August 2023.  Accordingly, we did not incur any research and development expense in 2024.

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

We have not generated any revenues subsequent to December 31, 2022 through the date of this annual report, we are operating at a loss, and we cannot assure you that we can or will ever generate revenue or operate profitably.

For the years ended December 31, 2024 and 2023, we incurred losses of approximately $42,000 and $8.8 million on no revenue. We have not generated any revenue subsequent to December 31, 2022 through the date of this annual report. We will not be able to operate profitably until and unless we are able to generate sufficient revenue so that our gross profit can cover our operating expenses. We cannot assure you that we be able to operate at a profit. We do not have any full-time employees and our chief executive officer, who provides his services on a part-time basis, has not received any salary. If we increase our operations and engage in selling, marketing and research and development activities, we will incur significant selling, general and administrative expenses. Unless we can generate significant revenue and gross profit we may not be able to operate profitably. The lack of an active trading market in our common stock combined with our lack of sales can materially impair our ability to raise money through the sale of equity or debt securities. We cannot assure you that we can or will ever operate profitably.

We require significant funding for us to conduct our business.

At December 31, 2024, we had nominal cash, no accounts receivable and no inventory.  Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding,. and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales subsequent to December 31, 2022 through the date of this annual report, along with the absence of an active market for our stock and our stock being traded on the OTC Market Group’s Expert Market, which means that our common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for our common stock, together with risk related to political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution. All of our funding, which was used for working capital, since January 1, 2021 has been in the form of advances from a minority stockholder and, to a lesser extent, from our chief executive officer.  We cannot assure you that they will continue to fund our operations.

We incurred significant research and development expenses and such research and development did not result in a marketable product.

A key element in the loss for both 2023 and 2022 is stock-based compensation relating to research and development  and marketing of approximately $8.1 million in 2023 and approximately $15.7 million in 2022, reflecting the amortized portion of the value of common stock issued in 2021 to consultants for research and development and selling, general and administrative services relating to our proposed chicken feed product.  The deferred stock compensation is fully amortized at December 31, 2023, and, accordingly, there was no amortization during 2024.

Our financial statements include a going concern paragraph.

Our financial statements for the year ended December 31, 2024 include a going concern paragraph. We had minimal cash at December 31, 2024 and no revenues or gross profit for the year ended December 31, 2024, we incurred a loss of approximately $42,000 and $8.8 million for the years ended December 31, 2024 and 2023, respectively, had negative cash flow from operations for the years ended December 31, 2024 and 2023,  has not actively engaged in its business subsequent to the year ended December 31, 2022, and did not generate any products from its research and development activities. Further, our common stock is presently on the OTC Market Group’s Expert Market, which means that our common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for our common stock.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 If we are not able to generate revenue and develop a customer base, we may not be able to operate profitably.

Through December 31, 2022, our revenue was derived from a small number of customers.  During 2022 and 2021 two customers accounted for 100% and 91.7% of our revenue.  In 2023, we determined that accounts receivable from sales made in 2022 were uncollectible and we incurred a $480,000 bad debt reserve for accounts receivable 2023. During 2021, we also has sales to one other customer. Our customers were based in Taiwan and Hong Kong. We do not have any agreement with any customers, and, if we are able to sell products, the customers may cease purchasing from us at any time and for any reason. Unless we are successful in generating revenue from a larger customer base than our past experience, our ability to operate will be impaired. Further, we believe that the nature of the market is such that we have little ability to improve our gross margin.

Our revenue has been impaired by Chinese government’s efforts to politically stabilize Hong Kong and the effects of China’s COVID-19 restrictions.

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

Although we have a general familiarity with the market for cordyceps products in Asia, we may consider the sale of these products in the United States and possibly countries where there is a large Asian population. We have not conducted any study as to the market for cordyceps products in the United States and we cannot assure you that there is any significant market. Unless there is a significant market in the United States, we may not be able to operate profitably. We cannot assure you that there is a sufficient market in the United States to enable us to compete effectively or operate profitably or that, if a market exists for products of the type we sell, that we will be able to market our products successfully.  If we do contemplate entering the United States market we will require substantial funding before we can commence any such efforts.

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

The market for any type of supplements, including supplements used in animal feed, is subject to change in public tastes, which changes may be based on the factors described in the preceding Risk Factor or other changes in taste not relating to any specific incident or problem. Since our business plan is presently limited to cordyceps products, we will be impacted more severely by changes in tastes than we would if we offered a range of different dietary supplements. We cannot assure you that we will be able to develop, offer and sell any products other than cordyceps-based products or that any market for cordyceps that may exist will continue.

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

Our future success depends, to a significant extent, on our ability to attract, train and retain key management, marketing, sales, technical, product development and financial personnel. As of December 31, 2024 and, as of the date of this annual report, we had not taken steps to hire any such personnel.  Recruiting and retaining capable personnel, particularly those with expertise in the natural supplement business are vital to our success. There is substantial competition for qualified personnel, and we cannot assure you we will be able to attract or retain our technical and financial personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected. Our financial condition, including the absence of sales subsequent to December 31, 2022 through the date of this annual report, and the trading of our common stock on the OTC Market Group’s Expert Market may make it difficult for us to attract qualified personnel.

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

We filed our quarterly report for the nine months ended September 30, 2023 on July 11, 2025 and our annual report for the year ended December 31, 2023 on July 18, 2025 and our quarterly reports for the three, six and nine months ended March 31, 2024, June 30, 2024 and September 30, 2024 in July 2025, and, as of the date of this annual report, we have not filed our quarterly reports for the quarter ended March 31, 2025. Our failure to have made such filings may affect both the market for our common stock and the value of our common stock as well as the willingness of investors to purchase our stock and may subject us to action by the SEC.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Note Regarding Forward-Looking Statements” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Item 1A Risk Factors” and elsewhere in this report.

Overview

Since January 30, 2017, following a change of control, our business has been the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. Our business has involved the purchase of products from three suppliers in Taiwan and the sale of these products to four unrelated customers, two of which accounted for all of our sales in the year ended December 31, 2022 and 91.7% of sales in the year ended December 31, 2021. With respect to sales made in 2002, we determined that $480,000 of accounts receivable were not collectible and we recognized a provision for doubtful account for that amount in 2023. We did not have any sales in the second and third quarters of 2022 or subsequent to December 31, 2022 through the date of this annual report and as of the date of this report we do not have any orders for products or purchase orders from suppliers.

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

In May and August 2021, we entered into two-year service agreements with consultants who performed research and development services as well as selling general and administrative services all in connection with a proposed product – a cordyceps-infused chicken feed. These research and development activities did not generate a marketable product, and we cannot assure you that we will seek to continue the development of this product or any other product. The agreements with the consultant expired in May and August 2023. We do not have the funds or the revenue stream for us to hire any consultants or employees. Our statement of operations reflects the amortization of common stock issued to consultants for research and development relating to our proposed chicken feed product. We issued a total of 12,282,000 shares of common stock to consultants as stock grants pursuant to agreements with the consultants in May and August 2021. The agreements provide for the consultants to perform the services described in the contracts for the two-year period commencing the date of the agreements. The shares were valued at $31,424,800, based on the market price of the common stock on the respective dates of the agreements, and were amortized over the two-year period of the agreement terms using the straight-line method. During the year ended December 31, 2023 we recorded stock-based compensation of $8,060,983. At December 31, 2023, the deferred stock compensation was fully amortized and, accordingly, we did not recognize any stock-based compensation in the year ended December 31, 2024. We did not develop any product as a result of the services from the consultants. Our selling, general and administrative expenses do not include any compensation for our chief executive officer, who serves without compensation and is responsible for our purchases, sales and directing our research and development program. As a result, the results of our operations do not reflect costs that would normally be associated with a chief executive officer who performs such functions.

We require funds for our operations. At December 31, 2024, we had nominal cash, and no accounts receivable. Of the accounts receivable at December 31, 2022 of $638,500, we collected $158,500 and we determined that $480,000 was not collectible and we recognized a provision for doubtful account for that amount in 2023. We also recognized a provision for an inventory deposit write-off of $12,000 in 2023. Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales subsequent to December 31, 2022 through the date of this annual report, along with the absence of an active market for our stock and our stock being traded on the OTC Market Group’s Expert Market, which means that our common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for our common stock, together with risk related to political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution.

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

All of our funding, which was used for working capital, since January 1, 2021 has been in the form of advances from a minority stockholder and, to a lesser extent, from our chief executive officer. We cannot assure you that they will continue to fund our operations.

Inflation, Supply Chain Disruption and Effects of COVID-19 Restrictions

After years of relatively low inflation, in recent years, countries throughout the world, including Asia, have been subject to inflation at a rate significantly higher than in prior periods. We expect that both the inflationary pressures and supply chain disruption that affect other industries will affect us. These factors may result in delays in receipt of products we order, and increased costs which we may not be able to pass on to consumers. Both our cost of inventory and the prices we can charge for products increased as a result of inflation. We cannot assure you that our business will not be materially impaired by inflationary and supply chain disruption as well as be increased tariffs, in the event that we seek to sell products into the United States, although historically we have not sold products into the United States market. Since we did not make any sales or purchase any inventory subsequent to December 31, 2022 through the date of this annual report, we cannot evaluate the effects of inflation or supply chain issues on the price at which we sell products or the cost of our inventory.

We cannot assure you that we will be able to develop a marketable product or that we will be able to generate significant, if any, revenue.

Our recent inability to generate sales partially resulted from the aftereffects of the COVID-19 restrictions of the Chinese government. Our customers suffered tremendous financial losses due to COVID-19 restrictions, including the Chinese government’s Zero COVID policy. Our customers sold their products into China and the Chinese economy was having difficulty in bouncing back. We believe these factors also affected the ability of our customer to pay for the products purchased from us which resulted in the bad debt provision of accounts receivable of $480,000 in 2023.

Results of Operations

Years Ended December 31, 2024 and 2023

For the year ended December 31, 2024, we had no revenues or cost of revenues, and we incurred selling, general and administrative expenses of $37,958 primarily expenses relating to our status as a public company. We also incurred interest expense to a minority stockholder of $4,339. As a result, we had a net loss of $42,297 or $(0.00) per share (basic and diluted).

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

Liquidity and Capital Resources

The following table summarizes our changes in working capital from December 31, 2023 to December 31, 2024:

	December 31 2024	December 31, 2023	Change	% Change
Current assets	$5,076	$1,626	$3,450	212.2%
Current liabilities	$326,946	$288,575	$38,371	13.3%
Working capital (deficiency)	$(321,870)	$(286,949)	$(34,921)	12.2%

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Cash (used in) operating activities	$(36,692)	$(15,446)
Cash provided by financing activities	$36,792	$9,970
Cash at end of period	$476	$376

Cash used in operating activities of $36,692 for the year ended December 31, 2024 reflected primarily our net loss of $42,297 increased by imputed interest-related parties of $4,339 and a decrease in prepaid expenses of $1,250.

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

Cash provided by financing activities of $36,792 for the year ended December 31, 2024 and $9,970 for the year ended December 31, 2023 reflected advances from a minority stockholder. The advances in 2024 provided us with funds to cover our cash used in operations

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of December 31, 2024, had no revenue for the year ended December 31, 2024, and incurred a loss from operations for the years ended December 31, 2024 and 2023 as well as prior years, and the losses and the absence of revenue have continued through the date of this annual report. We had negative cash flow from operations for the years ended December 31, 2024 and 2023, have not actively engaged in its business subsequent to December 31, 2022, and did not generate any products from our research and development activities. Further, our common stock is presently on the OTC Market Group’s Expert Market, which means that our common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for our common stock. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although we propose to fund operations through sales of our products and equity financing arrangements, we do not presently have any orders for products, we incurred a bad debt provision of accounts receivable of $480,000, our common stock is reported on the Expert Market as a result of which there are no market makers in the common stock and we are delinquent in our filings with the Securities and Exchange Commission, as a result of which we may not be able to raise funds for capital expenditures, working capital and other cash requirements and will have to rely on advances from a minority stockholder and an officer with no assurance that such advances will continue. If we cannot generate revenue from our products, we may not be able to continue in business.

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

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2024, the end of the period covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2024, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2024, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our chief executive officer, who is our only officer and director, is current is his filings.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended December 31, 2024 and 2023, earned by or paid to our executive officers.

Name and Principal Position	Period	Salary ($)	Bonus Awards ($)	Stock Awards ($)	Options/ Warrant Awards (1) ($)	Non-Equity Plan Compensation ($)	Nonqualified Deferred Earnings ($)	All Other Compensation ($)	Total ($)

Pao-Chi Chu	2024	-	-	-	-	-	-	-	-
CEO, CFO and President	2023	-	-	-	-	-	-	-	-

Employment Agreements

We have no employment agreements with Mr. Chu.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our officer.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards at December 31, 2024

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

At December 31, 2024 and 2023, we owed $1,100 to our chief executive officer for non-interest-bearing advances made to us or on our behalf. These advances are due on demand.

During the years ended December 31, 2024 and 2023, a minority stockholder advanced $1,000 and $0, and paid expenses of $35,792 and $9,970 on our behalf, all of which was outstanding on December 31, 2024.

At December 31, 2024 and 2023, we owed $124,488 and $87,696 to the minority stockholder referred to in the preceding paragraph for non-interest-bearing advances made to us or expenses paid on our behalf, respectively. These advances are due on demand.

We have imputed interest at the rate of 4% on the advances made to us or expenses paid on our behalf. Imputed interest amounted to $4,339 and $3,206, during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, we had amounts due to related parties of $125,588 and $88,796, respectively.

Director Independence

We have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by KCCW for the year ended December 31, 2024.

Year Ended December 31, 2024
Audit fees	$35,000
Audit-related fees	-
Tax fees	-

Audit fees consist of fees related to professional services rendered in connection with the audit and review of our financial statements for the years ended December 31, 2024 and 2023, all of was incurred in 2025.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company.(1)
3.2	Bylaws of the Company. (1)
4.1	Description of the Company’s Common Stock(2)
10.1	Acro Biomedical Co., Ltd. 2020 Equity Incentive Plan(3)
31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Document
101.DEF	XBRL Taxonomy Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

______________

(1)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the SEC on February 1, 2017 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on July 18, 2025 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s report on Form 8-K, which was filed with the SEC on August 13, 2020 and incorporated herein by reference..

Item 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRO BIOMEDICAL CO., LTD.

Date: July 24, 2025	By:	/s/ Pao-Chi Chu
	Name:	Pao-Chi Chu
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pao-Chi Chu	Director, chief executive officer and	July 24, 2025
Pao-Chi Chu	chief financial officer (principal executive, financial and accounting officer)

ACRO BIOMEDICAL CO., LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Acro Biomedical Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Acro Biomedical Co., Ltd. (the “Company") as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended, and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had limited cash, incurred loss from operations, and had accumulated deficit as of and for the year ended December 31, 2024. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ KCCW Accountancy Corp.
We have served as the Company’s auditor since 2025. Diamond Bar, California July 24, 2025

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

	December 31,	December 31,
	2024	2023

ASSETS
Current Assets
Cash	$476	$376
Prepaid expenses	-	1,250
Security deposit	4,600	-
Total Current Assets	5,076	1,626

Operating lease right of use asset	26,898	52,233
Security deposit	-	4,600
TOTAL ASSETS	$31,974	$58,459

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$154,460	$154,444
Deferred revenue	20,000	20,000
Due to related parties	125,588	88,796
Operating lease liabilities - current	26,898	25,335
Total Current Liabilities	326,946	288,575

Operating lease liabilities - noncurrent	-	26,898
TOTAL LIABILITIES	326,946	315,473

Stockholders’ Deficit
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 60,042,000 shares issued and outstanding	60,042	60,042
Additional paid-in capital	32,302,781	32,298,442
Accumulated deficit	(32,657,795)	(32,615,498)
Total Stockholders’ Deficit	(294,972)	(257,014)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$31,974	$58,459

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

	Year ended
	December 31,
	2024	2023

Revenues	$-	$-

Operating expenses
Selling, general and administrative	37,958	3,517,542
Research and development	-	4,794,825
Provision for doubtful accounts	-	480,000
Provision for purchase deposit write-off	-	12,000
Total operating expenses	37,958	8,804,367

Loss from operations	(37,958)	(8,804,367)

Other expense
Interest expense - related parties	4,339	3,206
Total other expenses	4,339	3,206

Loss before income tax expense	(42,297)	(8,807,573)
Income tax expense	-	-
Net loss	$(42,297)	$(8,807,573)

Basic and diluted loss per share of common stock	$(0.00)	$(0.15)

Weighted average number of shares of common stock outstanding	60,042,000	60,042,000

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Equity (Deficit)

					Additional	Deferred		Total
	Preferred Stock		Common Stock		Paid in	stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	compensation	Deficit	Equity (Deficit)

Balance, December 31, 2022	-	$-	60,042,000	$60,042	$32,295,236	$(8,060,983)	$(23,807,925)	$486,370

Amortization of deferred stock compensation	-	-	-	-	-	8,060,983	-	8,060,983
Imputed interest on related party loans	-	-	-	-	3,206	-	-	3,206
Net loss	-	-	-	-	-	-	(8,807,573)	(8,807,573)

Balance, December 31, 2023	-	-	60,042,000	60,042	32,298,442	-	(32,615,498)	(257,014)

Imputed interest on related party loans	-	-	-	-	4,339	-	-	4,339
Net loss	-	-	-	-	-	-	(42,297)	(42,297)

Balance, December 31, 2024	-	$-	60,042,000	$60,042	$32,302,781	$-	$(32,657,795)	$(294,972)

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

	Year ended
	December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,297)	$(8,807,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest - related parties	4,339	3,206
Amortization of deferred stock compensation	-	8,060,983
Provision for doubtful accounts	-	480,000
Provision for purchase deposit write off	-	12,000
Changes in operating assets and liabilities:
Accounts receivable	-	158,500
Security deposit	-	(370)
Prepaid expenses	1,250	(65)
Accounts payable and accrued expenses	16	77,873
Net cash used in operating activities	(36,692)	(15,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	36,792	9,970
Net cash provided by financing activities	36,792	9,970

Net change in cash	100	(5,476)
Cash at beginning of period	376	5,852
Cash at end of period	$476	$376

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Increase in the right-of-use asset and lease liability	$-	$52,233

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

The Company’s business is the sale of cordyceps related products. Cordyceps is a fungus that is used in traditional Chinese medicine. During the second and third quarters of 2021, the Company engaged consultants to take the initial steps to develop and implement a research and development and marketing program. These consultants worked independently and reported to the chief executive officer. The research and development efforts did not generate any product. The contracts with the consultants expired in May 2023 and August 2023. No revenue, new product or new marketing opportunity was generated from these efforts.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Segment Information

Our Chief Executive Officer (“CEO”) is the chief operating decision maker who reviews financial information for purposes of allocating resources and evaluating financial performance. Accordingly, we determined we operate in a single reporting segment.

Our CEO assesses performance and decides how to allocate resources primarily based on net income, which is reported on our Statements of Operations. Total assets on the Balance Sheets represent our segment assets.

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

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. In 2023, the Company determined that $480,000 of the accounts receivable at December 31, 2022 was not collectible and wrote off $480,000 of such accounts receivable during the year ended December 31, 2023.

Inventories

Inventories consist of finished goods. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of first-in, first-out methods. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. The Company has no inventory at December 31, 2024 or 2023. The Company wrote off of purchase deposit for inventory of $12,000 for the year ended December 31, 2023.

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

Net (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common stock issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the years ended December 31, 2024 and 2023.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables that it will likely incur in the near future. The Company places its cash and cash equivalents with a United States financial institution which the Company believes are of high creditworthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2024 and 2023, the Company had no cash in excess of FDIC insured limits.

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

Stock-Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee and non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the option-pricing model for stock options and the quoted price of its common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. The Company considers many factors when estimating expected forfeitures, including types of awards, the nature of the grantee, and historical experience.

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

Related Parties

The Company follows ASC 850,”Related Party Disclosures,”for the identification of related parties and disclosure of related party transactions and balances.

Revenue Recognition

The Company recognizes revenue in accordance with Topic 606, which requires revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

·•	identify the contract with a customer;
·•	identify the performance obligations in the contract;
·•	determine the transaction price;
·•	allocate the transaction price to performance obligations in the contract; and
·•	recognize revenue as the performance obligation is satisfied.

The Company recognizes revenue when products are delivered to customers in accordance with the written sales terms.

Deferred Revenue

The Company’s business is the sale of products pursuant to agreements for the delivery of products to customers. The Company receives cash in advance and records it as deferred revenue.

Deferred revenue was $20,000 at December 31, 2024 and 2023.

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

In March 2024, the FASB issued ASU 2024-02 ”Codification Improvements – Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”), which contains amendments to the Codification to remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. Generally, ASU 2024-02 is not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024. The Company does not expect this update to have a material impact on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our year ending December 31, 2025. The Company is currently evaluating the impact that ASU 2023-09 will have on its financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash as of December 31, 2024, had no revenue for the year ended December 31, 2024 and 2023, and incurred a loss from operations for the years ended December 31, 2024 and 2023 as well as prior years, had negative cash flow from operations for the years ended December 31, 2024 and 2023. To date, the Company has not generated any revenue subsequent to December 31, 2022 and did not generate any products from its research and development activities. Further, the Company’s common stock is presently on the OTC Market Group’s Expert Market, which means that the Company’s common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for the Company’s common stock. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company proposes to fund operations through sales of its products and equity financing arrangements, it does not presently have any orders for products, it incurred a write-off of accounts receivable of $480,000 with respect to sales previously made, its common stock is reported on the Expert Market as a result of which there are no market makers in the common stock and it is delinquent in its filings with the Securities and Exchange Commission, as a result of which the Company may not be able to raise funds for capital expenditures, working capital and other cash requirements. The Company’s primary source of funds for the years ended December 31, 2024 and 2023 has been advances from a minority stockholder. This stockholder has continued to be the Company’s principal source of funds and the Company will have to continue to rely on advances from the minority stockholder. If the Company cannot generate revenue from its products, it may not be able to continue in its business.

NOTE 4 - EQUITY

Common Stock

The Company issued a total of 6,776,000 and 5,506,000 shares of common stock to consultants as stock grants pursuant to agreements with the consultants in May 2021 and August 2021, respectively, of which 11,912,000 shares were issued pursuant to the 2020 equity incentive plan. (the “Plan”) and 370,000 shares were issued as restricted stock outside of the Plan. The agreements provide for the consultants to perform services described in the contracts for the two-year period commencing May 25, 2021 and August 23, 2021. The shares were valued at $19,311,600 and $12,113,200, based on the market price of the common stock on the respective dates of the agreements, which was $2.85 and $2.20 per share, respectively, and was amortized over the two-year period starting from the date of the agreement using the straight-line method. During the year ended December 31, 2023, the Company recorded stock-based compensation of $8,060,983. At December 31, 2023, these stock grants were fully amortized, and accordingly no stock-based compensation was recognized in the year ended December 31, 2024.

During the years ended December 31, 2024 and 2023, the Company did not issue any shares of common stock.

NOTE 5 - INCOME TAXES

The reconciliation of income tax expense at the U.S. statutory rate of 21% to the Company’s effective tax rate is as follows:

	Year ended
	December 31,
	2024	2023
Income tax expense (benefit) at statutory rate	$(8,882)	$(1,849,590)
Income tax adjustment
Imputed interest	911	673
Change of valuation allowance	7,971	1,848,917
Income tax expense (benefit)	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2024	2023
Operating loss carry forward	$6,871,829	$6,863,858
Valuation allowance	(6,871,829)	(6,863,858)
Deferred tax asset	$-	$-

The Company has approximately $33 million net operating loss carryforwards that are available to reduce future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for the year ended December 31, 2024 and 2023 because it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 6 - RELATED PARTY TRANSACTIONS

At December 31, 2024 and 2023, the Company owed $1,100 to its chief executive officer for non-interest-bearing advances made to or expenses paid on behalf of the Company. These advances are due on demand.

During the years ended December 31, 2024 and 2023, a minority stockholder advanced $1,000 and $0, and paid expenses of $35,792 and $9,970 on behalf of the Company, all of which was outstanding on December 31, 2024.

At December 31, 2024 and 2023, the Company owed $124,488 and $87,696 to the minority stockholder referred to in the preceding paragraph for non-interest-bearing advances made to or expenses paid on behalf of the Company, respectively. These advances are due on demand.

The Company has imputed interest at the rate of 4% on the advances made to or expenses paid on behalf of the Company. Imputed interest amounted to $4,339 and $3,206, during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, the Company had amounts due to related parties of $125,588 and $88,796, respectively.

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

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities as follows:

	December 31,	December 31,
	2024	2023
Operating lease ROU asset	$26,898	$52,233

	December 31,	December 31,
	2024	2023
Operating lease liabilities
Current portion	$26,898	$25,335
Non-current portion	-	26,898
Total	$26,898	$52,233

The present value of future lease payments was measured using an incremental borrowing rate of 6.00% per annum as of December 31, 2024 and 2023.

Future minimum lease payments under operating leases at December 31, 2024 were as follows:

2025	$27,780
Thereafter	-
Total	27,780
Less Imputed interest	(882)
Operating lease liabilities	$26,898

The Company recognized total lease expense of $27,780 and $26,280 for the years ended December 31, 2024 and 2023, respectively.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and determined that no subsequent event requires recognition or disclosure to the financial statements.

