Form 10-Q
period 2025-03-31
ACRO BIOMEDICAL CO., LTD.
filed 2025-07-24
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2024, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

Item 1. Financial Statements

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2025	2024

ASSETS
Current Assets
Cash	$251	$476
Security deposit	4,600	4,600
Total Current Assets	4,851	5,076

Operating lease right of use asset	20,324	26,898
TOTAL ASSETS	$25,175	$31,974

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$143,178	$154,460
Deferred revenue	20,000	20,000
Due to related parties	147,894	125,588
Operating lease liabilities - current	18,009	26,898
Total Current Liabilities	329,081	326,946

Stockholders’ Deficit
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 60,042,000 shares issued and outstanding	60,042	60,042
Additional paid-in capital	32,304,148	32,302,781
Accumulated deficit	(32,668,096)	(32,657,795)
Total Stockholders’ Deficit	(303,906)	(294,972)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,175	$31,974

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

(Unaudited)

	Three months ended
	March 31,
	2025	2024

Revenues	$-	$-

Operating expenses
Selling, general and administrative	8,934	10,298
Total operating expenses	8,934	10,298

Loss from operations	(8,934)	(10,298)

Other expense
Interest expense - related parties	1,367	954
Total other expenses	1,367	954

Loss before income tax expense	(10,301)	(11,252)
Income tax expense	-	-
Net loss	$(10,301)	$(11,252)

Basic and diluted Loss per share of common stock	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding	60,042,000	60,042,000

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three months ended March 31, 2025

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2024	-	$-	60,042,000	$60,042	$32,302,781	$(32,657,795)	$(294,972)

Imputed interest on related party loans	-	-	-	-	1,367	-	1,367
Net loss	-	-	-	-	-	(10,301)	(10,301)

Balance, March 31, 2025	-	$-	60,042,000	$60,042	$32,304,148	$(32,668,096)	$(303,906)

For the Three months ended March 31, 2024

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	-	$-	60,042,000	$60,042	$32,298,442	$(32,615,498)	$(257,014)

Imputed interest on related party loans	-	-	-	-	954	-	954
Net loss	-	-	-	-	-	(11,252)	(11,252)

Balance, March 31, 2024	-	$-	60,042,000	$60,042	$32,299,396	$(32,626,750)	$(267,312)

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,301)	$(11,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest - related parties	1,367	954
Changes in operating assets and liabilities:
Prepaid expenses	-	1,250
Operating lease liability	(2,315)	(2,315)
Accounts payable and accrued expenses	(11,282)	(2,150)
Net cash used in operating activities	(22,531)	(13,513)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	22,306	13,288
Net cash provided by financing activities	22,306	13,288

Net change in cash	(225)	(225)
Cash at beginning of period	476	376
Cash at end of period	$251	$151

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2024 have been omitted; and these unaudited interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2024 included within the Company’s annual report on Form 10-K for the year ended December 31, 2024.

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

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the three months ended March 31, 2025 and 2024.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

The Company had minimal cash as of March 31, 2025, had no revenue for the quarter ended March 31, 2025 or the year ended December 31, 2024 and has not generated any revenue subsequent to December 31, 2022 through the date of this report, and incurred a loss from operations for the three months ended March 31, 2025, the years ended December 31, 2024 and 2023 as well as prior years, had negative cash flow from operations for the three months ended March 31, 2025 and the years ended December 31, 2024 and 2023. To date, the Company has not generated any revenue subsequent to December 31, 2022 and did not generate any products from its research and development activities. Further, the Company’s common stock is presently on the OTC Market Group’s Expert Market, which means that the Company’s common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for the Company’s common stock.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company proposes to fund operations through sales of its products and equity financing arrangements, it does not presently have any orders for products, its common stock is reported on the Expert Market as a result of which there are no market makers in the common stock and it is delinquent in its filings with the Securities and Exchange Commission, as a result of which the Company may not be able to raise funds for capital expenditures, working capital and other cash requirements and will have to rely on advances from a minority stockholder and an officer. If the Company cannot generate revenue from its products, it may not be able to continue in its business.

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

During the three months ended March 31, 2025 and 2024, a minority stockholder who is not a 5% stockholder paid expenses of $22,306 and $13,288 on behalf of the Company, respectively.

At March 31, 2025 and December 31, 2024, the Company owed $146,794 and $124,488 to the minority stockholder referred to in the preceding paragraph for non-interest-bearing advances made to or expenses paid on behalf of the Company, and these amounts are due on demand.

At March 31, 2025 and December 31, 2024, the Company owed $1,100 to its chief executive officer for non-interest-bearing advances made to or paid expenses on behalf of the Company which amounts are due on demand.

The Company has imputed interest at the rate of 4% on the advances made to or paid expenses on behalf of the Company in the amount of $1,367 and $954 during the three months ended March 31, 2025 and 2024, respectively.

NOTE 5 - LEASES

On November 1, 2023, the Company entered into a lease agreement to rent a storage facility in Hong Kong for a two-year term at an annual rental of HK$17,900 (approximately $2,315) per month and HK$35,800 (approximately $4,600) as a security deposit.  These payments were paid by a minority stockholder on behalf of the Company (see Note 4).  The lease expires in December 2025.

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities, which had balances as follows:

	March 31,	December 31,
	2025	2024
Operating lease ROU asset	$20,324	$26,898

	March 31,	December 31,
Operating lease liabilities	2025	2024
Current portion	$18,009	$26,898
Non-current portion	-	-
Total	$18,009	$26,898

Future minimum lease payments under operating leases at March 31, 2025, were as follows:

Remainder of 2025	$18,520
Thereafter	-
Total	18,520
Less Imputed interest	(511)
Operating lease liabilities	$18,009

The Company recognized total lease expenses of $6,945 and $6,945 for the three months ended March 31, 2025 and 2024, respectively.

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

During the period from May 2021 through August 2023, we engaged consultants who performed research and development services as well as selling general and administrative services all in connection with a proposed product – a cordyceps-infused chicken feed. These research and development activities did not generate a marketable product, and we cannot assure you that we will seek to continue the development of this product or any other product. We do not have the funds or the revenue stream for us to hire any consultants or employees.  Our selling, general and administrative expenses do not include any compensation for our chief executive officer, who serves without compensation and is responsible for our purchases, sales and directed our research and development program.  As a result, the results of our operations do not reflect costs that would normally be associated with a chief executive officer who performs such functions.

We require funds for our operations. At March 31, 2025, we had nominal cash and no accounts receivable.  Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding, and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales subsequent to December 31, 2022, along with the absence of an active market for our stock and our stock being traded on the OTC Market Group’s Expert Market, which means that our common stock is not eligible for proprietary broker-dealer quotes, with the result that there are no published quotes for our common stock, together with risk related to political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution. Our primary source of funds for the years ended December 31, 2024 and 2023 and the three months ended March 31, 2025 has been advances from a minority stockholder. This stockholder has continued to be our principal source of funds.  We cannot assure you that he will continue to provide funding for us.

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

Results of Operations

Three Ended March 31, 2025 and 2024

For the three months ended March 31, 2025, we had no revenue or cost of revenue.  Our operating expenses were $8,934, which are primarily related to expenses and professional fees relating to our status as a public company. We also incurred interest expense to a minority stockholder of $1,367. As a result, we had a net loss of $10,301 or $(0.00) per share (basic and diluted).

For the three months ended March 31, 2024, we had no revenue or cost of revenue.  Our operating expenses were $10,298, which are primarily related to expenses and professional fees relating to our status as a public company. We also incurred interest expense to a minority stockholder of $954. As a result, we had a net loss of $11,252 or $(0.00) per share (basic and diluted).

Liquidity and Capital Resources

The following table summarizes our changes in working capital from December 31, 2024 to March 31, 2025:

	March 31, 2025	December 31, 2024	Change	% Change
Current assets	$4,851	$5,076	$(225)	(4.4)%
Current liabilities	$329,081	$326,946	$2,135	0.7%
Working capital (deficiency)	$(324,230)	$(321,870)	$(2,360)	0.7%

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	Three months Ended March 31,
	2025	2024
Cash (used in) operating activities	$(22,531)	$(13,513)
Cash provided by financing activities	$22,306	$13,288
Cash at end of period	$251	$151

Cash used in operating activities of $22,531 for the three months ended March 31, 2025 reflected primarily our net loss of $10,301, reduced by decreases in accounts payable and accrued expenses $11,282 and operating lease liability of $2,315 and increased by imputed interest of $1,367.

Cash used in operating activities of $13,513 for the three months ended March 31, 2024 reflected primarily our net loss of $11,252, increased primarily by a decrease in accounts payable and accrued expenses of $2,150 and a change in operating lease liability of $2,315.

Cash provided by financing activities for the three months ended March 31, 2025 and 2024 reflected advances from a minority stockholder. These advances provided us with funds to cover our cash used in operations.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We had minimal cash as of March 31, 2025, we have had no revenue subsequent to December 31, 2022 through the date of this report, and we incurred a loss from operations for the three months ended March 31, 2025, the years ended December 31, 2024 and 2023 as well as prior years, had negative cash flow from operations for the three months ended March 31, 2025 and the years ended December 31, 2024 and 2023. To date, we did not generate any revenue subsequent to December 31, 2022 and did not develop any products from our research and development activities during the period from May 2021 through August 2023.  Further, our common stock is presently on the OTC Market Group’s Expert Market, which means that our common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for our common stock.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although we propose to fund operations through sales of our products and equity financing arrangements, we do not presently have any orders for products, our common stock is reported on the Expert Market as a result of which there are no market makers in the common stock and we have been delinquent in our filings with the Securities and Exchange Commission, as a result of which we may not be able to raise funds for capital expenditures, working capital and other cash requirements and will have to rely on advances from a minority stockholder and an officer. If we cannot generate revenue from our products, we may not be able to continue in business. For the years ended December 31, 2024 and 2023 and the three months ended March 31, 2025, funds for working capital were provided by a minority stockholder, which, as of the date of this report, remains our source of funds.  We cannot assure you that he will continue to provide us with funds.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and our chief financial officer, who are the same person, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of March 31, 2025, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended December 31, 2024, management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only employee who serves as both chief executive officer and chief financial officer, who is our sole director and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

During the period ended March 31, 2025, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACRO BIOMEDICAL CO., LTD.

Dated: July 24, 2025	By:	/s/ Pao-Chi Chu
Pao-Chi Chu
Chief Executive Officer and Chief
Financial Officer

