Form 10-Q
period 2025-06-30
ACRO BIOMEDICAL CO., LTD.
filed 2025-08-05
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Item 1. Financial Statements

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2025	2024

ASSETS
Current Assets
Cash	$26	$476
Prepaid expenses	35,000	-
Security deposit	4,600	4,600
Total Current Assets	39,626	5,076

Operating lease right of use asset	13,651	26,898
TOTAL ASSETS	$53,277	$31,974

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$95,493	$154,460
Deferred revenue	20,000	20,000
Due to related parties	241,653	125,588
Operating lease liabilities - current	13,651	26,898
Total Current and Total Liabilities	370,797	326,946

Stockholders' Deficit
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 60,042,000 shares issued and outstanding	60,042	60,042
Additional paid-in capital	32,306,096	32,302,781
Accumulated deficit	(32,683,658)	(32,657,795)
Total Stockholders’ Deficit	(317,520)	(294,972)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$53,277	$31,974

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

(Unaudited)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues	$-	$-	$-	$-

Operating expenses
Selling, general and administrative	13,614	9,086	22,548	19,384
Total operating expenses	13,614	9,086	22,548	19,384

Loss from operations	(13,614)	(9,086)	(22,548)	(19,384)

Other expense
Interest expense - related parties	1,948	1,057	3,315	2,011
Total other expenses	1,948	1,057	3,315	2,011

Loss before income tax expense	(15,562)	(10,143)	(25,863)	(21,395)
Income tax expense	-	-	-	-
Net loss	$(15,562)	$(10,143)	$(25,863)	$(21,395)

Basic and diluted Loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding	60,042,000	60,042,000	60,042,000	60,042,000

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three and Six months ended June 30, 2025

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2024	-	$-	60,042,000	$60,042	$32,302,781	$(32,657,795)	$(294,972)

Imputed interest on related party loans	-	-	-	-	1,367	-	1,367
Net loss	-	-	-	-	-	(10,301)	(10,301)

Balance, March 31, 2025	-	-	60,042,000	60,042	32,304,148	(32,668,096)	(303,906)

Imputed interest on related party loans	-	-	-	-	1,948	-	1,948
Net loss	-	-	-	-	-	(15,562)	(15,562)

Balance, June 30, 2025	-	$-	60,042,000	$60,042	$32,306,096	$(32,683,658)	$(317,520)

For the Three and Six months ended June 30, 2024

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	-	$-	60,042,000	$60,042	$32,298,442	$(32,615,498)	$(257,014)

Imputed interest on related party loans	-	-	-	-	954	-	954
Net loss	-	-	-	-	-	(11,252)	(11,252)

Balance, March 31, 2024	-	-	60,042,000	60,042	32,299,396	(32,626,750)	(267,312)

Imputed interest on related party loans	-	-	-	-	1,057	-	1,057
Net loss	-	-	-	-	-	(10,143)	(10,143)

Balance, June 30, 2024	-	$-	60,042,000	$60,042	$32,300,453	$(32,636,893)	$(276,398)

The accompanying notes are an integral part of these unaudited financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,863)	$(21,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest - related parties	3,315	2,011
Changes in operating assets and liabilities:
Prepaid expenses	(35,000)	1,250
Accounts payable and accrued expenses	(58,967)	(1,708)
Net cash used in operating activities	(116,515)	(19,842)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	116,065	20,392
Net cash provided by financing activities	116,065	20,392

Net change in cash	(450)	550
Cash at beginning of period	476	376
Cash at end of period	$26	$926

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the six months ended June 30, 2025 and 2024.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

The Company had minimal cash as of June 30, 2025, had no revenue for the six months ended June 30, 2025 or the year ended December 31, 2024 and has not generated any revenue subsequent to December 31, 2022 through the date of this report, and incurred a loss from operations for the six months ended June 30, 2025, the years ended December 31, 2024 and 2023 as well as prior years, had negative cash flow from operations for the six months ended June 30, 2025 and the years ended December 31, 2024 and 2023. To date, the Company has not generated any revenue subsequent to December 31, 2022 and did not generate any products from its research and development activities. Further, the Company’s common stock is presently traded on the OTC Market Group’s Pink Limited Market.  The Company’s common stock was previously listed on the OTC Market Group’s Expert Market, as a result of which the common stock was not eligible for proprietary broker-dealer quotes.  There are no market makers for the Company’s common stock.  At present, the Company’s common stock is not eligible for proprietary broker-dealer quotations and all quotes reflect unsolicited customer orders.  Unsolicited only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling this stock. An initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making.  Accordingly, there are no published quotes for the Company’s common stock and the Company cannot assure you that a broker-dealer will take the necessary steps to make a market in its common stock.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

During the six months ended June 30, 2025 and 2024, a minority stockholder who is not a 5% stockholder advance $0 and $1,000 and paid expenses of $116,065 and $19,392 on behalf of the Company, respectively. During the three months ended June 30, 2025 and 2024, such minority stockholder advanced $0 and $1,000 and paid expenses of $93,759 and $6,104 on behalf of the Company, respectively.

At June 30, 2025 and December 31, 2024, the Company owed $240,553 and $124,488 to the minority stockholder referred to in the preceding paragraph for non-interest-bearing advances made to or expenses paid on behalf of the Company, and these amounts are due on demand.

At June 30, 2025 and December 31, 2024, the Company owed $1,100 to its chief executive officer for non-interest-bearing advances made to or paid expenses on behalf of the Company which amounts are due on demand.

The Company has imputed interest at the rate of 4% on the advances made to or paid expenses on behalf of the Company in the amount of $3,315 and $2,011 during the six months ended June 30, 2025 and 2024, respectively, and in the amount of $1,948 and $1,057 during the three months ended June 30, 2025 and 2024, respectively.

NOTE 5 - LEASES

On November 1, 2023, the Company entered into a lease agreement to rent a storage facility in Hong Kong for a two-year term at an annual rental of HK$17,900 (approximately $2,315) per month and HK$35,800 (approximately $4,600) as a security deposit.  These payments were paid by a minority stockholder on behalf of the Company (see Note 4).  The lease expires in December 2025.

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities, which had balances as follows:

	June 30,	December 31,
	2025	2024
Operating lease ROU asset	$13,651	$26,898

	June 30,	December 31,
Operating lease liabilities	2025	2024
Current portion	$13,651	$26,898
Non-current portion	-	-
Total	$13,651	$26,898

Future minimum lease payments under operating leases at June 30, 2025, were as follows:

Remainder of 2025	$13,890
Thereafter	-
Total	13,890
Less Imputed interest	(239)
Operating lease liabilities	$13,651

The Company recognized total lease expenses of $13,890 and $13,890 for the six months ended June 30, 2025 and 2024, respectively and $6,945 and $6,945 for the three months ended June 30, 2025 and 2024, respectively.

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

During the period from May 2021 through August 2023, we engaged consultants who performed research and development services as well as selling, general and administrative services, all in connection with a proposed product – a cordyceps-infused chicken feed. These research and development activities did not generate a marketable product, and we cannot assure you that we will seek to continue the development of this product or any other product. We do not have the funds or the revenue stream for us to hire any consultants or employees.  Our selling, general and administrative expenses do not include any compensation for our chief executive officer, who serves without compensation and is responsible for our purchases, sales and directed our research and development program.  As a result, the results of our operations do not reflect costs that would normally be associated with a chief executive officer who performs such functions.

We require funds for our operations. At June 30, 2025, we had nominal cash and no accounts receivable.  Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding, and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales subsequent to December 31, 2022, along with the absence of an active market for our stock and our stock being traded on the OTC Market Group’s Pink Limited Market.  Our common stock was previously listed on the OTC Market Group’s Expert Market, as a result of which our common stock was not eligible for proprietary broker-dealer quotes.  As a result, there are no market makers for our common stock.  At present, our stock is not eligible for proprietary broker-dealer quotations and all quotes reflect unsolicited customer orders.  Unsolicited only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling this stock. An initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making.  Accordingly, there are no published quotes for our common stock and we cannot assure you that a broker-dealer will take the necessary steps to make a market in our common stock. This lack of a trading market for our common stock together with risk related to political and legal situation in Hong Kong, may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution. Our primary source of funds for the years ended December 31, 2024 and 2023 and the six months ended June 30, 2025 has been advances from a minority stockholder. This stockholder has continued to be our principal source of funds.  We cannot assure you that he will continue to provide funding for us.

To the extent that we implement our business plan, we anticipate that we will incur marketing and other expenses without any assurance that such expenses will generate any significant revenue, cash flow from operations or net income. Because of our cash position, we may seek to use equity-based compensation for our employees and independent contractors.  Because of our low cash position, we may rely on loans from stockholders or related parties, although we do not have any agreements or understandings at this time, and we may issue equity to attract employees and consultants to help us develop our business plan.   Because we are quoted on the Pink Limited Market, our common stock is an unsolicited only stock and there are no market makers for our common stock, potential employees or consultants may be reluctant to accept common stock as compensation.  We cannot assure you that we will be able to develop or market products, in which case we may continue to be unable to generate revenue.

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

Results of Operations

Three and Six Months Ended June 30, 2025 and 2024

For the three months ended June 30, 2025, we had no revenue or cost of revenue.  Our operating expenses were $13,614, which are primarily related to expenses and professional fees relating to our status as a public company. We also incurred interest expense to a minority stockholder of $1,948. As a result, we had a net loss of $15,562 or $(0.00) per share (basic and diluted).

For the three months ended June 30, 2024, we had no revenue or cost of revenue.  Our operating expenses were $9,086 which are primarily relating to expenses and professional fees relating to our status as a public company. We also incurred interest expense to a minority stockholder of $1,057. As a result, we had a net loss of $10,143 or $(0.00) per share (basic and diluted).

For the six months ended June 30, 2025, we had no revenue or cost of revenue.  Our operating expenses were $22,548, which are primarily related to expenses and professional fees relating to our status as a public company. We also incurred interest expense to a minority stockholder of $3,315. As a result, we had a net loss of $25,863 or $(0.00) per share (basic and diluted).

For the six months ended June 30, 2024, we had no revenue or cost of revenue.  Our operating expenses were $19,384, which are primarily relating to expenses and professional fees relating to our status as a public company. We also incurred interest expense to a minority stockholder of $2,011. As a result, we had a net loss of $21,395 or $(0.00) per share (basic and diluted).

Liquidity and Capital Resources

The following table summarizes our changes in working capital from December 31, 2024 to June 30, 2025:

	June 30, 2025	December 31, 2024	Change	% Change
Current assets	$39,626	$5,076	$34,550	680.7%
Current liabilities	$370,797	$326,946	$43,851	13.4%
Working capital (deficiency)	$(331,171)	$(321,870)	$9,301	2.9%

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Cash (used in) operating activities	$(116,515)	$(19,842)
Cash provided by financing activities	$116,065	$20,392
Cash at end of period	$26	$926

Cash used in operating activities of $116,515 for the six months ended June 30, 2025 reflected primarily our net loss of $25,863 reduced by an increase in prepaid expenses of $35,000 relating to professional fees and decrease in accounts payable and accrued expenses of $58,967 and increased by imputed interest – related parties of $3,315.

Cash used in operating activities of $19,842 for the six months ended June 30, 2024 reflected primarily our net loss of $21,395, increased primarily by imputed interest of $2,011, a reduction of prepaid expenses of $1,250 and decreased by a reduction of accounts payable and accrued expenses of $1,708.

Cash provided by financing activities for the six months ended June 30, 2025 and 2024 reflected advances from a minority stockholder. These advances provided us with funds to cover our cash used in operations.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We had minimal cash as of June 30, 2025, we have had no revenue subsequent to December 31, 2022 through the date of this report, and we incurred a loss from operations for the six months ended June 30, 2025, the years ended December 31, 2024 and 2023 as well as prior years, had negative cash flow from operations for the six months ended June 30, 2025 and the years ended December 31, 2024 and 2023. To date, we did not generate any revenue subsequent to December 31, 2022 and did not develop any products from our research and development activities during the period from May 2021 through August 2023.  Further, our common stock is presently traded on the OTC Market Group’s Pink Limited Market.  Our common stock was previously listed on the OTC Market Group’s Expert Market, as a result of which our common stock was not eligible for proprietary broker-dealer quotes.  There are no market makers for our common stock.  At present, our stock is not eligible for proprietary broker-dealer quotations and all quotes reflect unsolicited customer orders.  Unsolicited only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling this stock. An initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making.  Accordingly, there are no published quotes for our common stock and we cannot assure you that a broker-dealer will take the necessary steps to make a market in our common stock. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although we propose to fund operations through sales of our products and equity financing arrangements, we do not presently have any orders for products, our common stock is reported on the Expert Market as a result of which there are no market makers in the common stock and we have been delinquent in our filings with the Securities and Exchange Commission, as a result of which we may not be able to raise funds for capital expenditures, working capital and other cash requirements and will have to rely on advances from a minority stockholder and an officer. If we cannot generate revenue from our products, we may not be able to continue in business. For the years ended December 31, 2024 and 2023 and the six months ended June 30, 2025, funds for working capital were provided by a minority stockholder, which, as of the date of this report, remains our source of funds.  We cannot assure you that he will continue to provide us with funds.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and our chief financial officer, who are the same person, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of June 30, 2025, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended June 30, 2025, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACRO BIOMEDICAL CO., LTD.

Dated: August 5, 2025	By:	/s/ Pao-Chi Chu
Pao-Chi Chu
Chief Executive Officer and Chief
Financial Officer

