Form 10-K
period 2025-12-31
ACRO BIOMEDICAL CO., LTD.
filed 2026-02-11
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $21,029.  The common stock is on the OTC Markets Expert Market and is not eligible for quotations.  The price is based on the most recent trade reported on the OTC Markets website, which was $0.0007 on June 30, 2025.

As of January 31, 2026, the registrant had 60,042,000 shares of common stock outstanding.

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

•	Since our end user market for our products has previously been to end users in China and Hong Kong, our ability to develop and market products that would be attractive to consumers in this market.

•	Our ability to obtain any necessary regulatory approval necessary for us to market and sell any products we may develop or sell and to comply with applicable regulatory requirements;

•	Our ability to generate a gross profit sufficient to cover our operating expenses;

•	Our ability to develop a customer base;

•	Our ability to collect accounts receivables.

•	Our ability to obtain products from suppliers on reasonable terms and in a timely manner;

•	Our ability to obtain any necessary regulatory approval necessary for us to market and sell our products and to comply with applicable regulatory requirements;

•	Our ability to identify, hire and retain qualified executive, administrative, research and development, marketing and other personnel;

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

All of our marketing and sales activities to date have been conducted by our chief executive officer, Pao-Chi Chu, who was our only employee until his resignation on August 14, 2025 and who provided his services on a part-time basis. All sales to date were made by Mr. Chu.  We have not had any sales subsequent to December 31, 2022 through the date of this annual report.

At December 31, 2025, we had nominal cash, no accounts receivable and no inventory. Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales since December 31, 2022, along with the absence of an active market for our stock and our stock being traded on the OTC Market Group’s Expert Market, which means that our common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for our common stock, together with risk related to political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders will suffer significant dilution.

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

Inflation and Supply Chain Disruption

After years of relatively low inflation, in recent years, countries throughout the world, including Asia, have been subject to inflation at a rate significantly higher than in prior periods.  We expect that both the inflationary pressures and supply chain disruption that affect other industries will affect us.  These factors may result in delays in receipt of products we order, and increased costs which we may not be able to pass on to consumers. Both our cost of inventory and the prices we can charge for products increased as a result of inflation. We cannot assure you that our business will not be materially impaired by inflationary and supply chain disruption, and, if we seek to sell products to customers in the United States, to increased tariffs, even though we have not sold products in the United States.  Since we did not make any sales or purchase any inventory during the years ended December 31, 2025 and December 31, 2024 or for any periods subsequent to December 31, 2025, we cannot evaluate the effects of inflation or supply chain issues on the price at which we sell products or the cost of our inventory.

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

Research and Development

We did not incur any research and development expense in 2025.

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

Employees

We have one employee, our chief executive officer and chief financial officer, who works for us on a part-time basis.

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

For the years ended December 31, 2025 and 2024, we incurred losses of approximately $101,000 and $42,000 on no revenue. We have not generated any revenue subsequent to December 31, 2022 through the date of this annual report. We will not be able to operate profitably until and unless we are able to generate sufficient revenue so that our gross profit can cover our operating expenses. We cannot assure you that we be able to operate at a profit. We do not have any full-time employees and our chief executive officer, who provides his services on a part-time basis, has not received any salary. If we increase our operations and engage in selling, marketing and research and development activities, we will incur significant selling, general and administrative expenses. Unless we can generate significant revenue and gross profit we may not be able to operate profitably. The lack of an active trading market in our common stock combined with our lack of sales can materially impair our ability to raise money through the sale of equity or debt securities. We cannot assure you that we can or will ever operate profitably.

We require significant funding for us to conduct our business.

At December 31, 2025, we had nominal cash, no accounts receivable and no inventory.  Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding, and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales subsequent to December 31, 2022 through the date of this annual report, along with the absence of an active market for our stock and our stock being traded on the OTC Market Group’s Expert Market, which means that our common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for our common stock, together with risk related to political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution. All of our funding, which was used for working capital, since January 1, 2021 has been in the form of advances from a minority stockholder and, to a lesser extent, from our chief executive officer.  We cannot assure you that they will continue to fund our operations.

Our financial statements include a going concern paragraph.

Our financial statements for the year ended December 31, 2025 include a going concern paragraph. We had minimal cash at December 31, 2025 and no revenues or gross profit for the year ended December 31, 2025, we incurred a loss of approximately $101,000 and $42,000 for the years ended December 31, 2025 and 2024, respectively, had negative cash flow from operations for the years ended December 31, 2025 and 2024,  has not actively engaged in its business subsequent to the year ended December 31, 2022, and did not generate any products from its research and development activities. Further, our common stock is presently on the OTC Market Group’s Expert Market, which means that our common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for our common stock.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we are not able to generate revenue and develop a customer base, we may not be able to operate profitably.

Through December 31, 2022, our revenue was derived from a small number of customers.  During 2022 and 2021 two customers accounted for 100% and 91.7% of our revenue.  In 2023, we determined that accounts receivable from sales made in 2022 were uncollectible and we incurred a $480,000 bad debt reserve for accounts receivable 2023. During 2021, we also had sales to one other customer. Our customers were based in Taiwan and Hong Kong. We do not have any agreement with any customers, and, if we are able to sell products, the customers may cease purchasing from us at any time and for any reason. Unless we are successful in generating revenue from a larger customer base than our past experience, our ability to operate will be impaired. Further, we believe that the nature of the market is such that we have little ability to improve our gross margin.

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

We are dependent upon, our chief executive and financial officer, sole director and principal stockholder, who is our only employee and who works for us on a part-time basis. The loss of Yu-Ting Su would materially impair our ability to conduct our business. We do not have an employment agreement with Ms. Su and we do not maintain key person life insurance on his life.

If we are unable to attract, train and retain technical and financial personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain key management, marketing, sales, technical, product development and financial personnel. As of December 31, 2025 and, as of the date of this annual report, we had not taken steps to hire any such personnel.  Recruiting and retaining capable personnel, particularly those with expertise in the natural supplement business are vital to our success. There is substantial competition for qualified personnel, and we cannot assure you we will be able to attract or retain our technical and financial personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected. Our financial condition, including the absence of sales subsequent to December 31, 2022 through the date of this annual report, and the trading of our common stock on the OTC Market Group’s Expert Market may make it difficult for us to attract qualified personnel.

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

We do not have any independent directors. Our sole director is Yu-Ting Su, who is our chief executive officer, chief financial officer and principal stockholder. Because we have no independent director, we do not have any checks and balances on Ms. Su, which may make it difficult for us to develop internal controls and to raise money in the financial markets.

Our failure to have filed timely reports with the SEC in a timely manner may impair the market for and the value of our common stock.

We filed our quarterly report for the nine months ended September 30, 2023 on July 11, 2025 and our annual report for the year ended December 31, 2023 on July 18, 2025 and our quarterly reports for the three, six and nine months ended March 31, 2024, June 30, 2024 and September 30, 2024 and our annual report for the year ended December 31, 2024 in July 2025, and, our quarterly report for the three months ended March 31, 2025 on July 24, 2025. Our failure to have made such timely filings may affect both the market for our common stock and the value of our common stock as well as the willingness of investors to purchase our stock and may subject us to action by the SEC.

Because our sole director is located outside of the United States, investors may not be able to enforce federal securities laws or their other legal rights against him.

Our sole director and officer, Yu-Ting Su, is located in the Republic of China (Taiwan). As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon Ms. Su or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on him under United States securities laws.

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

Because of our former chief executive officer’s stock ownership, he has the power to elect all directors and to approve any action requiring stockholder approval.

Mr. Pao-Chi Chu, our former chief executive officer, owns 30,000,000 shares of common stock, representing approximately 49.97% of our outstanding common stock. As a result, Mr. Chu has the power, without the vote of any other stockholders, to elect all of our directors and, with minimal support from other stockholders, take any action requiring stockholder approval, including any amendment to our certificate of incorporation, merger, sale of assets or other major corporate transaction.

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

ITEM 2. PROPERTIES

On November 1, 2023, we entered into a lease agreement to rent a storage facility in Hong Kong for a two-year term at an annual rental of HK$17,900 (approximately $2,315) per month and with a HK$35,800 (approximately $4,600) as a security deposit. On August 30, 2025, the Company terminated the lease agreement.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the Over the Counter Market Group’s Pink Limited Market. We will remain on the Pink Limited Market until an initial review by a broker-dealer under SEC Rule15c2-11 is completed for brokers to publish competing quotes and provide continuous market making. At such time as we cease to be on the Pink Limited Market, any quotations for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

Stockholders of Record

As of January 20, 2026, we had 181 record holders of our common stock.

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

We require funds for our operations. At December 31, 2025, we had nominal cash, and no accounts receivable. Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales subsequent to December 31, 2022 through the date of this annual report, along with the absence of an active market for our stock and our stock being traded on the OTC Market Group’s Expert Market, which means that our common stock is not eligible for proprietary broker-deal quotes, with the result that there are no published quotes for our common stock, together with risk related to political and legal situation in Hong Kong, it may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution.

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

Results of Operations

Years Ended December 31, 2025 and 2024

For the year ended December 31, 2025 and 2024, we had no revenues or cost of revenues, and we incurred selling, general and administrative expenses of $154,024 and $37,958, respectively, primarily expenses relating to our status as a public company. For the year ended December 31, 2025. We recorded gain from liability forgiveness of $62,032, We also incurred interest expense to a minority stockholder of $9,154 and $4,339, respectively. As a result, we had a net loss of $101,146 and $42,297, respectively, or $(0.00) per share (basic and diluted).

Liquidity and Capital Resources

The following table summarizes our changes in working capital from December 31, 2024 to December 31, 2025:

	December 31,	December 31,
	2025	2024	Change	% Change
Current Assets	$14,098	$5,076	$9,022	177.7%
Current Liabilities	$401,062	$326,946	$74,116	22.7%
Working Capital	$(386,964)	$(321,870)	$(65,094)	20.2%

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024	Change	% Change
Cash used in operating activities	$(196,302)	$(36,692)	$(159,610)	435%
Cash provided by financing activities	199,924	36,792	163,132	443%
Cash and cash equivalents end of period	$4,098	$476	$3,622	761%

Cash used in operating activities of $196,302 for the year ended December 31, 2025 reflected primarily our net loss of $101,146 increased by imputed interest-related parties of $9,154 and security deposit of $4,600 and decreased by liability forgiveness of $62,032, prepaid expenses of $10,000 and accounts payable and accrued expenses of $36,878.

Cash used in operating activities of $36,692 for the year ended December 31, 2024 reflected primarily our net loss of $42,297 increased by imputed interest-related parties of $4,339 and a decrease in prepaid expenses of $1,250.

Cash provided by financing activities of $199,924 for the year ended December 31, 2025 and $36,792 for the year ended December 31, 2024 reflected advances from a minority stockholder. The advances in 2025 and 2024 provided us with funds to cover our cash used in operations

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash at December 31, 2025, had no revenue for the year ended December 31, 2025 and 2024, and incurred a loss from operations for the years ended December 31, 2025 and 2024 as well as prior years, had negative cash flow from operations for the years ended December 31, 2025 and 2024. To date, the Company has not generated any revenue subsequent to December 31, 2022 and did not generate any products from its research and development activities.  These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must obtain additional funds and implement its business plans. However, because of the no revenue and the absence of any active trading market for its common stock, its financial condition and its lack of an operating history, the Company may not be able to raise funds for capital expenditures, working capital and other cash requirements.  The Company’s primary source of funds for the years ended December 31, 2025 and 2024 has been advances from a minority stockholder. This stockholder has continued to be the Company’s principal source of funds and the Company will have to continue to rely on advances from the minority stockholder. If the Company cannot generate revenue from its products, it may not be able to continue in its business.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 4, 2026, the Company dismissed KCCW Accountancy Corp. (“KCCW”) as the Company’s independent registered public accounting firm.  During the Company’s fiscal years ended December 31, 2024 and 2023 and the subsequent interim periods from January 1, 2025 to the date of KCCW’s dismissal, there were no disagreements between the Company and KCCW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KCCW, would have caused KCCW to make reference to the subject matter of such disagreements in connection with its audit reports on the Company’s financial statements.  KCCW issued an auditor’s report for the fiscal years ended December 31, 2024 and 2023, which did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report contained an explanatory paragraph in respect to uncertainty as to the Registrant's ability to continue as a going concern.

On January 4, 2026, the Company’s board of directors approved the engagement of Weinberg & Company (“Weinberg”) as its independent registered accounting company.  During the Company’s fiscal year ended December 31, 2025, and the subsequent interim period from January 1, 2025 to the date of this report, neither the Company nor anyone acting on its behalf consulted with Weinberg regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company by Weinburg that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions) relating to the Company.

On June 30, 2025, the Company dismissed Prager Metis CPAs, LLC (“Prager Metis”) as the Company’s independent registered public accounting firm.  During the Company’s fiscal years ended December 31, 2024 and 2023 and the subsequent interim period from January 1, 2025 to the date of Prager Metis’ dismissal, there were no disagreements between the Company and Prager Metis on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Prager Metis, would have caused Prager Metis to make reference to the subject matter of such disagreements in connection with its audit reports on the Company’s financial statements.  Prager Metis did not audit the Company’s financial statements for the years ended December 31, 2024 and 2023.  Prager Metis’ report on the Company’s financial statements for the year ended December 31, 2022 included an explanatory paragraph as to the Company’s ability to continue as a going concern.

On June 30, 2025, the Company’s board of directors approved the engagement of KCCW Accountancy Corp. (“KCCW”) as its independent registered accounting company.  During the Company’s fiscal year ended December 31, 2024, and the subsequent interim period from January 1, 2025 to the date of this report, neither the Company nor anyone acting on its behalf consulted with KCCW regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company by KCCW that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions) relating to the Company.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2025, the end of the period covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2025, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2025, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)
Yu-Ting Su1	38	Chief executive officer, chief financial officer, president, secretary and director
Pao-Chi Chu[2]	71	Fromer Chief executive officer, chief financial officer, president, secretary and director

Ms. Su has been our chief executive officer, chief financial officer, president, secretary and a director since August 14, 2025. Ms. Su was vice president, cell banking division of BioSpring Co., Ltd., a nucleic acid manufacturing and analysis company, from January 2023 until August 2025. From August 2020 until December 2022, she was vice president, new drug development division of BioSeed Co., Ltd., an agriculture biotechnology company.

Mr. Chu was our chief executive officer, chief financial officer, president, secretary and a director since January 30, 2017 until his resignation on August 14, 2025. Mr. Chu has served as the chairman of Mucho Biotech Co., Ltd., Mucho Furich Co., Ltd., and Mucho Biomedical Co., Ltd., companies engaged in applications of cordyceps since 2006 and which are controlled by Mr. Chu. Mr. Chu has more than ten years of experience in the biotech industry with a focus on initiating the integration of cordyceps technology development, which includes cordyceps strains management, cordyceps cultivation, food processing and health products development. Mr. Chu is a graduate of Fu Jen Catholic University in Taipei, Taiwan.

1)	On August 14, 2025, the Company's board of directors appointed Yu-Ting, Su as a director and as the Company's chairman and chief executive officer, effective on August 14, 2025.
2)

On August 14, 2025, Pao-Chi Chu resigned as director, chairman and chief executive officer of the Company, effective upon the appointment of a successor. Mr. Chu's resignation did not result from any disagreement with the Company.

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

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended December 31, 2025 and 2024, earned by or paid to our executive officers.

Name and Principal Position	Period	Salary ($)	Bonus Awards ($)	Stock Awards ($)	Options/ Warrant Awards (1) ($)	Non-Equity Plan Compensation ($)	Nonqualified Deferred Earnings ($)	All Other Compensation ($)	Total ($)

Yu-Ting Su1	2025	-	-	-	-	-	-	-	-
CEO, CFO and President
Pao-Chi Chu[2]	2025	-	-	-	-	-	-	-	-
CEO, CFO and President	2024	-	-	-	-	-	-	-	-

1)	On August 14, 2025, the Company's board of directors appointed Yu-Ting, Su as a director and as the Company's chairman and chief executive officer, effective on August 14, 2025.
2)

On August 14, 2025, Pao-Chi Chu resigned as director, chairman and chief executive officer of the Company, effective upon the appointment of a successor. Mr. Chu's resignation did not result from any disagreement with the Company.

Employment Agreements

We have no employment agreements with Ms. Su.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our officer.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards at December 31, 2025.

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

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of options, warrants or convertible securities) within 60 days of January 15, 2026. None of the named beneficial owners held any options, warrants or convertible securities at January 15, 2026.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Directors and Named Executive Officers
Yu-Ting, Su	-	-%

All officers and directors as a group (one individual)	-	-%

5% Stockholders
Pao-Chi Chu	30,000,000	49.97%
2F, No. 356, Dunhua S. Road, Da’an Dist
Taipei City 106, Taiwan, ROC

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

At December 31, 2025 and 2024, we owed $1,100 to our former chief executive officer for non-interest-bearing advances made to us or on our behalf. These advances are due on demand.

During the years ended December 31, 2025 and 2024, a minority stockholder advanced $2,250 and $1,000, and paid expenses of $197,674 and $35,792 on our behalf, all of which was outstanding on December 31, 2025.

At December 31, 2025 and 2024, we owed $324,412 and $124,488 to the minority stockholder referred to in the preceding paragraph for non-interest-bearing advances made to us or expenses paid on our behalf, respectively. These advances are due on demand.

We have imputed interest at the rate of 4% on the advances made to us or expenses paid on our behalf. Imputed interest amounted to $9,154 and $4,339, during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, we had amounts due to related parties of $325,512 and $125,588, respectively.

Director Independence

We have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed for the year ended December 31, 2025 and 2024.

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit fees	$30,000	$35,000
Audit-related fees	-	-
Tax fees	-	-

Audit fees consist of fees related to professional services rendered in connection with the audit and review of our financial statements for the years ended December 31, 2025 and 2024.

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

ACRO BIOMEDICAL CO., LTD.

Date: February 11, 2026	By:	/s/ Yu-Ting, Su
	Name:	Yu-Ting, Su
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yu-Ting, Su	Director, chief executive officer and	February 11, 2026
Yu-Ting, Su	chief financial officer (principal executive, financial and accounting officer)

ACRO BIOMEDICAL CO., LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Acro Biomedical Co., Ltd

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Acro Biomedical Co., Ltd. (the “Company”) as of December 31, 2025, the related statements of operations, stockholders’ deficit, and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company incurred a net loss and used cash in operations during the year ended December 31, 2025, and the Company had a stockholders’ deficit as of that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Weinberg & Company, P.A.

Los Angeles, California

February 11, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Acro Biomedical Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Acro Biomedical Co., Ltd. (the “Company") as of December 31, 2024, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended, and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Diamond Bar, California

July 24, 2025

ACRO BIOMEDICAL CO., LTD.

Balance Sheets

	December 31,	December 31,
	2025	2024

ASSETS
Current Assets
Cash	$4,098	$476
Prepaid expenses	10,000	-
Security deposit	-	4,600
Total Current Assets	14,098	5,076

Operating lease right of use asset	-	26,898
TOTAL ASSETS	$14,098	$31,974

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$55,550	$154,460
Deferred revenue	20,000	20,000
Due to related parties	325,512	125,588
Operating lease liabilities - current	-	26,898
Total Current and Total Liabilities	$401,062	$326,946

Stockholders' Deficit
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 60,042,000 shares issued and outstanding	60,042	60,042
Additional paid-in capital	32,311,935	32,302,781
Accumulated deficit	(32,758,941)	(32,657,795)
Total Stockholders’ Deficit	(386,964)	(294,972)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,098	$31,974

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Operations

	Years ended
	December 31,
	2025	2024

Revenues	$-	$-

Operating expenses
Selling, general and administrative	154,024	37,958
Total operating expenses	154,024	37,958

Loss from operations	(154,024)	(37,958)

Other income (expense)
Liability forgiveness	62,032	-
Interest expense - related parties	(9,154)	(4,339)
Total other income (expense)	52,878	(4,339)

Loss before income tax expense	(101,146)	(42,297)
Income tax expense	-	-
Net loss	$(101,146)	$(42,297)

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding	60,042,000	60,042,000

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Changes in Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	-	-	60,042,000	60,042	32,298,442	(32,615,498)	(257,014)

Imputed interest on related party loans	-	-	-	-	4,339	-	4,339
Net loss	-	-	-	-	-	(42,297)	(42,297)

Balance, December 31, 2024	-	-	60,042,000	60,042	32,302,781	(32,657,795)	(294,972)

Imputed interest on related party loans	-	-	-	-	9,154	-	9,154
Net loss	-	-	-	-	-	(101,146)	(101,146)

Balance, December 31, 2025	-	$-	60,042,000	$60,042	$32,311,935	$(32,758,941)	$(386,964)

The accompanying notes are an integral part of these financial statements.

ACRO BIOMEDICAL CO., LTD.

Statements of Cash Flows

	Years ended
	December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(101,146)	$(42,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest - related parties	9,154	4,339
Liability forgiveness	(62,032)	-
Changes in operating assets and liabilities:
Security deposit	4,600	-
Prepaid expenses	(10,000)	1,250
Accounts payable and accrued expenses	(36,878)	16
Net cash used in operating activities	(196,302)	(36,692)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	199,924	36,792
Net cash provided by financing activities	199,924	36,792

Net change in cash	3,622	100
Cash at beginning of period	476	376
Cash at end of period	$4,098	$476

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

The Company’s business is the sale of cordyceps related products. Cordyceps is a fungus that is used in traditional Chinese medicine. During the second and third quarters of 2021, the Company engaged consultants to take the initial steps to develop and implement a research and development and marketing program. The research and development efforts did not generate any product. The contracts with the consultants expired in May 2023 and August 2023. No revenue, new product or new marketing opportunity was generated from these efforts and the Company has had limited operations since that date.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. At December 31, 2025 and 2024, the Company did not have any cash equivalents.

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

Net (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common stock issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the years ended December 31, 2025 and 2024.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables that it will likely incur in the near future. The Company places its cash and cash equivalents with a United States financial institution which the Company believes are of high creditworthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2025 and 2024, the Company had no cash in excess of FDIC insured limits.

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

Deferred revenue was $20,000 at December 31, 2025 and 2024.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash at December 31, 2025, had no revenue for the year ended December 31, 2025 and 2024, and incurred a loss from operations for the years ended December 31, 2025 and 2024 as well as prior years, had negative cash flow from operations for the years ended December 31, 2025 and 2024. To date, the Company has not generated any revenue subsequent to December 31, 2022 and did not generate any products from its research and development activities.  These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must obtain additional funds and implement its business plans. However, because of the no revenue and the absence of any active trading market for its common stock, its financial condition and its lack of an operating history, the Company may not be able to raise funds for capital expenditures, working capital and other cash requirements.  The Company’s primary source of funds for the years ended December 31, 2025 and 2024 has been advances from a minority stockholder. This stockholder has continued to be the Company’s principal source of funds and the Company will have to continue to rely on advances from the minority stockholder. If the Company cannot generate revenue from its products, it may not be able to continue in its business.

NOTE 4 - INCOME TAXES

The reconciliation of income tax expense at the U.S. statutory rate of 21% to the Company’s effective tax rate is as follows:

	Years ended
	December 31,
	2025	2024
Income tax expense (benefit) at statutory rate	$(21,241)	$(8,882)
Income tax adjustment
Imputed interest	1,922	911
Change of valuation allowance	19,319	7,971
Income tax expense	$-	$-

Net deferred tax assets consist of the following components at:

	December 31,	December 31,
	2025	2024
Operating loss carry forward	$6,891,148	$6,871,829
Valuation allowance	(6,891,148)	(6,871,829)
Deferred tax asset	$-	$-

The Company has approximately $33 million net operating loss carryforwards that are available to reduce future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for the year ended December 31, 2025 and 2024 because it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 5 - RELATED PARTY TRANSACTIONS

At December 31, 2025 and 2024, the Company owed $1,100 to a former chief executive officer for non-interest-bearing advances made to or expenses paid on behalf of the Company. These advances are due on demand with no formal terms of repayment.

During the years ended December 31, 2025 and 2024, a minority stockholder advanced $2,250 and $1,000, and paid expenses of $197,674 and $35,792 on behalf of the Company, all of which was outstanding on December 31, 2025.

At December 31, 2025 and 2024, the Company owed $324,412 and $124,488 to the minority stockholder referred to in the preceding paragraph for non-interest-bearing advances made to or expenses paid on behalf of the Company, respectively. These advances are due on demand.

The Company has imputed interest at the rate of 4% on the advances made to or expenses paid on behalf of the Company. Imputed interest amounted to $9,154 and $4,339, during the years ended December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, the Company had amounts due to related parties of $325,512 and $125,588, respectively.

NOTE 6 – LEASES

On November 1, 2023, the Company entered into a lease agreement to rent a storage facility in Hong Kong for a two-year term at an annual rental of HK$17,900 (approximately $2,315) per month and HK$35,800 (approximately $4,600) as a security deposit.  These payments were paid by a minority stockholder on behalf of the Company (see Note 5). The lease expires in December 2025.  On August 30, 2025, the Company terminated the lease agreement. The Company paid the August rent expense by applying security deposit and received the remaining security deposit of $2,285.

The Company recognized total lease expenses of $18,520 and $27,780 for the years ended December 31, 2025 and 2024, respectively.

NOTE 7 – LIABILITY FORGIVENSS

During the year ended December 31, 2025, one of our third party vendors forgave their payable balance of $62,032. As a result, the Company recorded liability forgiveness of $62,032 as other income in the December 31, 2025 Statement of Operations.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and determined that no subsequent event requires recognition or disclosure to the financial statements.

