Form 10-Q
period 2026-03-31
ACRO BIOMEDICAL CO., LTD.
filed 2026-05-05
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,042,000 shares of common stock on April 28, 2026.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2025, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

Item 1. Financial Statements

ACRO BIOMEDICAL CO., LTD.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2026	2025

ASSETS
Current Assets
Cash	$3,873	$4,098
Prepaid expenses	-	10,000
Total Current Assets	3,873	14,098

TOTAL ASSETS	$3,873	$14,098

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$56,000	$55,550
Deferred revenue	-	20,000
Due to related parties	375,108	325,512
Total Current and Total Liabilities	$431,108	$401,062

Stockholders' Deficit
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 60,042,000 shares issued and outstanding	60,042	60,042
Additional paid-in capital	32,315,438	32,311,935
Accumulated deficit	(32,802,715)	(32,758,941)
Total Stockholders’ Deficit	(427,235)	(386,964)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,873	$14,098

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRO BIOMEDICAL CO., LTD.

Condensed Statements of Operations

(Unaudited)

	Three month ended
	March 31,
	2026	2025

Revenues	$-	$-

Operating expenses
Selling, general and administrative	60,271	8,934
Total operating expenses	60,271	8,934

Loss from operations	(60,271)	(8,934)

Other expense
Liability extinguishment	20,000	-
Interest expense - related parties	(3,503)	(1,367)
Total other income (expense)	16,497	(1,367)

Net loss	$(43,774)	$(10,301)

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding	60,042,000	60,042,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRO BIOMEDICAL CO., LTD.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three months ended March 31, 2026

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2025	60,042,000	$60,042	$32,311,935	$(32,758,941)	$(386,964)

Imputed interest on related party loans	-	-	3,503	-	3,503
Net loss	-	-	-	(43,774)	(43,774)

Balance, March 31, 2026	60,042,000	$60,042	$32,315,438	$(32,802,715)	$(427,235)

For the Three months ended March 31, 2025

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2024	60,042,000	$60,042	$32,302,781	$(32,657,795)	$(294,972)

Imputed interest on related party loans	-	-	1,367	-	1,367
Net loss	-	-	-	(10,301)	(10,301)

Balance, March 31, 2025	60,042,000	$60,042	$32,304,148	$(32,668,096)	$(303,906)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRO BIOMEDICAL CO., LTD.

Condensed Statements of Cash Flows

(Unaudited)

	Three month ended
	March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,774)	$(10,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest - related parties	3,503	1,367
Liability extinguishment	(20,000)	-
Changes in operating assets and liabilities:
Prepaid expenses	10,000	-
Operating lease liability	-	(2,315)
Accounts payable and accrued expenses	450	(11,282)
Net cash used in operating activities	(49,821)	(22,531)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	49,596	22,306
Net cash provided by financing activities	49,596	22,306

Net change in cash	(225)	(225)
Cash at beginning of period	4,098	476
Cash at end of period	$3,873	$251

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRO BIOMEDICAL CO., LTD.

Notes to the Condensed Financial Statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2025 have been omitted; and these unaudited interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2025 included within the Company’s annual report on Form 10-K for the year ended December 31, 2025.

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

Net (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common stock issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the three months ended March 31, 2026 and 2025.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash at March 31, 2026, had no revenue for the three months ended March 31, 2026 and the years ended December 31, 2025 and 2024, and incurred a loss from operations for the three months ended March 31, 2026 as well as prior years, had negative cash flow from operations for the three months ended March 31, 2026, and had a stockholders’ deficit as of March 31, 2026. To date, the Company has not generated any revenue subsequent to December 31, 2022 and did not generate any products from its research and development activities.  These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must obtain additional funds and implement its business plans. However, because of the no revenue and the absence of any active trading market for its common stock, its financial condition and its lack of an operating history, the Company may not be able to raise funds for capital expenditures, working capital and other cash requirements.  The Company’s primary source of funds for the three months ended March 31, 2026 has been advances from a minority stockholder. This stockholder has continued to be the Company’s principal source of funds and the Company will have to continue to rely on advances from the minority stockholder. If the Company cannot generate revenue from its products, it may not be able to continue in its business.

NOTE 4 - RELATED PARTY TRANSACTIONS

At March 31, 2026 and December 31, 2025, the Company owed $1,100 to a former chief executive officer for non-interest-bearing advances made to or expenses paid on behalf of the Company. These advances are due on demand with no formal terms of repayment.

During the three months ended March 31, 2026 and 2025, a minority stockholder paid expenses of $49,596 and $22,306 on behalf of the Company, all of which was outstanding on March 31, 2026.

At March 31, 2026 and December 31, 2025, the Company owed $374,008 and $324,412 to the minority stockholder referred to in the preceding paragraph for non-interest-bearing advances made to or expenses paid on behalf of the Company, respectively. These advances are due on demand.

The Company has imputed interest at the rate of 4% on the advances made to or expenses paid on behalf of the Company. Imputed interest amounted to $3,503 and $1,367, during the three months ended March 31, 2026 and 2025, respectively.

At March 31, 2026 and December 31, 2025, the Company had amounts due to related parties of $375,108 and $325,512, respectively.

NOTE 5 – LIABILITY EXTINGUISHMENT

During the three months ended March 31, 2026, $20,000 paid to the Company was forfeited as compensation for non-performance and the order was terminated. As a result, the Company recorded liability extinguishment of $20,000 as other income in the Statement of Operations.

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

Overview

Since January 30, 2017, following a change of control, we have been engaged in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. Our business has involved the purchase of products from three suppliers in Taiwan and the sale of these products to four unrelated customers. We have not had any sales subsequent to December 31, 2022 through the date of this report and as of the date of this report we do not have any orders for products.

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

We require funds for our operations. At March 31, 2026, we had nominal cash and no accounts receivable.  Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding, and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales subsequent to December 31, 2022, along with the absence of an active market for our stock and our stock being traded on the OTC Market Group’s Pink Limited Market.  Our common stock was previously listed on the OTC Market Group’s Expert Market, as a result of which our common stock was not eligible for proprietary broker-dealer quotes.  As a result, there are no market makers for our common stock.  At present, our stock is not eligible for proprietary broker-dealer quotations and all quotes reflect unsolicited customer orders.  Unsolicited only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling this stock. An initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making.  Accordingly, there are no published quotes for our common stock and we cannot assure you that a broker-dealer will take the necessary steps to make a market in our common stock. This lack of a trading market for our common stock together with risk related to political and legal situation in Hong Kong, may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution. Our primary source of funds for the years ended December 31, 2025 and 2024 and the three months ended March 31, 2026 has been advances from a minority stockholder. This stockholder has continued to be our principal source of funds.  We cannot assure you that he will continue to provide funding for us.

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

Results of Operations

Three and Three months Ended March 31, 2026 and 2025

For the three months ended March 31, 2026, we had no revenue or cost of revenue.  Our operating expenses were $60,271, which are primarily related to expenses and professional fees relating to our status as a public company. For the three months ended March 31, 2026, we recorded gain from liability extinguishment of $20,000. We also incurred interest expense to a minority stockholder of $3,503. As a result, we had a net loss of $43,774 or $(0.00) per share (basic and diluted).

For the three months ended March 31, 2025, we had no revenue or cost of revenue.  Our operating expenses were $8,934, which are primarily related to expenses and professional fees relating to our status as a public company. We also incurred interest expense to a minority stockholder of $1,367. As a result, we had a net loss of $10,301 or $(0.00) per share (basic and diluted).

Liquidity and Capital Resources

The following table summarizes our changes in working capital from December 31, 2025 to March 31, 2026:

	March 31,	December 31,
	2026	2025	Change
Current Assets	$3,873	$14,098	$(10,225)
Current Liabilities	$431,108	$401,062	$30,046
Working Capital	$(427,235)	$(386,964)	$(40,271)

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025	Change
Cash used in operating activities	$(49,821)	$(22,531)	$(27,290)
Cash provided by financing activities	49,596	22,306	27,290
Cash end of period	$3,873	$251	$3,622

Cash used in operating activities of $49,821 for the three months ended March 31, 2026 reflected primarily our net loss of $43,774 increased by imputed interest of $3,503 and prepaid expense of $10,000 and reduced by liability extinguishment of $20,000.

Cash used in operating activities of $22,531 for the three months ended March 31, 2025 reflected primarily our net loss of $10,301, reduced by decreases in accounts payable and accrued expenses $11,282 and operating lease liability of $2,315 and increased by imputed interest of $1,367.

Cash provided by financing activities for the three months ended March 31, 2026 and 2025 reflected advances from a minority stockholder. These advances provided us with funds to cover our cash used in operations.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash at March 31, 2026, had no revenue for the three months ended March 31, 2026 and the year ended December 31, 2025 and 2024, and incurred a loss from operations for the three months ended March 31, 2026 as well as prior years, had negative cash flow from operations for the three months ended March 31, 2026, and had a stockholders’ deficit as of December 31, 2025. To date, the Company has not generated any revenue subsequent to December 31, 2022 and did not generate any products from its research and development activities.  These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must obtain additional funds and implement its business plans. However, because of the no revenue and the absence of any active trading market for its common stock, its financial condition and its lack of an operating history, the Company may not be able to raise funds for capital expenditures, working capital and other cash requirements.  The Company’s primary source of funds for the three months ended March 31, 2026 has been advances from a minority stockholder. This stockholder has continued to be the Company’s principal source of funds and the Company will have to continue to rely on advances from the minority stockholder. If the Company cannot generate revenue from its products, it may not be able to continue in its business.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and our chief financial officer, who are the same person, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of March 31, 2026, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended December 31, 2025, management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only employee who serves as both chief executive officer and chief financial officer, who is our sole director and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

During the period ended March 31, 2026, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACRO BIOMEDICAL CO., LTD.

Dated: May 05, 2026	By:	/s/ Yu-Ting, Su
Yu-Ting, Su
Chief Executive Officer and Chief
Financial Officer

