Form 10-Q
period 2026-06-30
ACRO BIOMEDICAL CO., LTD.
filed 2026-08-14
CIK 1622996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number: 000-55643

ACRO BIOMEDICAL CO., LTD.
(Exact name of registrant as specified in its charter)

Nevada	47-1950356
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12175 Visionary Way , Suite 1160; Fishers, Indiana 46038

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,042,000 shares of common stock on August 5, 2026.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2025, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

Item 1. Financial Statements

ACRO BIOMEDICAL CO., LTD.

Condensed Balance Sheets

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets
Cash	$3,648	$4,098
Prepaid expenses	-	10,000
Total Current Assets	3,648	14,098

TOTAL ASSETS	$3,648	$14,098

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$63,050	$55,550
Deferred revenue	-	20,000
Due to related parties	385,387	325,512
Total Current and Total Liabilities	448,437	401,062

Stockholders' Deficit
Preferred stock: 25,000,000 authorized; $0.001 par value; no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value; 60,042,000 shares issued and outstanding	60,042	60,042
Additional paid-in capital	32,319,240	32,311,935
Accumulated deficit	(32,824,071)	(32,758,941)
Total Stockholders’ Deficit	(444,789)	(386,964)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,648	$14,098

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRO BIOMEDICAL CO., LTD.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	17,554	13,614	77,825	22,548
Total operating expenses	17,554	13,614	77,825	22,548

Loss from operations	(17,554)	(13,614)	(77,825)	(22,548)

Other income (expense)
Liability forgiveness	-	-	20,000	-
Interest expense - related parties	(3,802)	(1,948)	(7,305)	(3,315)
Total other income (expense)	(3,802)	(1,948)	12,695	(3,315)

Net loss	$(21,356)	$(15,562)	$(65,130)	$(25,863)

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding	60,042,000	60,042,000	60,042,000	60,042,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRO BIOMEDICAL CO., LTD.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three and Six months ended June 30, 2026

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2025	-	$-	60,042,000	$60,042	$32,311,935	$(32,758,941)	$(386,964)

Imputed interest on related party loans	-	-	-	-	3,503	-	3,503
Net loss	-	-	-	-	-	(43,774)	(43,774)

Balance, March 31, 2026	-	-	60,042,000	60,042	32,315,438	(32,802,715)	(427,235)

Imputed interest on related party loans	-	-	-	-	3,802	-	3,802
Net loss	-	-	-	-	-	(21,356)	(21,356)

Balance, June 30, 2026	-	$-	60,042,000	$60,042	$32,319,240	$(32,824,071)	$(444,789)

For the Three and Six months ended June 30, 2025

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2024	-	$-	60,042,000	$60,042	$32,302,781	$(32,657,795)	$(294,972)

Imputed interest on related party loans	-	-	-	-	1,367	-	1,367
Net loss	-	-	-	-	-	(10,301)	(10,301)

Balance, March 31, 2025	-	-	60,042,000	60,042	32,304,148	(32,668,096)	(303,906)

Imputed interest on related party loans	-	-	-	-	1,948	-	1,948
Net loss	-	-	-	-		(15,562)	(15,562)

Balance, June 30, 2025	-	$-	60,042,000	$60,042	$32,306,096	$(32,683,658)	$(317,520)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRO BIOMEDICAL CO., LTD.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(65,130)	$(25,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest - related parties	7,305	3,315
Liability forgiveness	(20,000)	-
Changes in operating assets and liabilities:
Prepaid expenses	10,000	(35,000)
Accounts payable	7,500	(58,967)
Net cash used in operating activities	(60,325)	(116,515)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	59,875	116,065
Net cash provided by financing activities	59,875	116,065

Net change in cash	(450)	(450)
Cash at beginning of period	4,098	476
Cash at end of period	$3,648	$26

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRO BIOMEDICAL CO., LTD.

Notes to the Unaudited Condensed Financial Statements

June 30, 2026

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Acro Biomedical Co., Ltd. (the “Company”) is a Nevada corporation incorporated on September 24, 2014, under the name Killer Waves Hawaii, Inc. On January 30, 2017, the Company’s corporate name was changed to Acro Biomedical Co., Ltd.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2025, have been omitted; and these unaudited interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2025, included within the Company’s annual report on Form 10-K for the year ended December 31, 2025.

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

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260,” Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common stock issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the six months ended June 30, 2026, and 2025.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220- 40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

New Accounting Pronouncements Issued and Not Yet Adopted

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash at June 30, 2026, had no revenue for the six months ended June 30, 2026, or the years ended December 31, 2025, and 2024, incurred a loss from operations for the six months ended June 30, 2026 as well as prior years, had negative cash flow from operations for the six months ended June 30, 2026, and had a stockholders’ deficit as of June 30, 2026. To date, the Company has not generated any revenue subsequent to December 31, 2022, and did not generate any products from its research and development activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025, financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must obtain additional funds and implement its business plans. However, because of no revenue and the absence of any active trading market for its common stock, its financial condition and its lack of an operating history, the Company may not be able to raise funds for capital expenditures, working capital and other cash requirements. The Company’s primary source of funds for the six months ended June 30, 2026, has been advances from a minority stockholder. This stockholder has continued to be the Company’s principal source of funds and the Company will have to continue to rely on advances from the minority stockholder. If the Company cannot generate revenue from its products, it may not be able to continue in its business.

NOTE 4 - RELATED PARTY TRANSACTIONS

At June 30, 2026, and December 31, 2025, the Company owed $1,100 to a former chief executive officer for non-interest-bearing advances made to or operating expenses paid on behalf of the Company. These advances are due on demand with no formal terms of repayment.

During the three months ended June 30, 2026, and 2025, such minority stockholder paid operating expenses of $10,279 and $93,759 on behalf of the Company, respectively.

During the six months ended June 30, 2026, and 2025, a minority stockholder paid operating expenses of $59,875 and $116,065, on behalf of the Company, respectively.

At June 30, 2026, and December 31, 2025, the Company owed $384,287 and $324,412 to the minority stockholder referred to in the preceding paragraph for non-interest-bearing advances made to or operating expenses paid on behalf of the Company, respectively. These advances are due on demand.

The Company has imputed interest at the rate of 4% on the advances made to or operating expenses paid on behalf of the Company. Imputed interest amounted to $7,305 and $3,315, during the six months ended June 30, 2026, and 2025, respectively.

At June 30, 2026 and December 31, 2025, the Company had aggregate amounts due to related parties of $385,387 and $325,512, respectively.

NOTE 5 – LIABILITY FORGIVENESS

During the six months ended June 30, 2026, $20,000 paid to the Company was forfeited as compensation for non-performance and the order was terminated. As a result, the Company recorded liability forgiveness of $20,000 as other income in the Statement of Operations.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and determined that no subsequent event requires recognition or disclosure to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward- Looking Statements.”

Overview

Since January 30, 2017, following a change of control, we have been engaged in the business of developing and marketing nutritional products that promote wellness and a healthy lifestyle. Our business has involved the purchase of products from three suppliers in Taiwan and the sale of these products to four unrelated customers. We have not had any sales subsequent to December 31, 2022, through the date of this report and as of the date of this report we do not have any orders for products.

All of our sales to date have been sales of cordyceps related products except that, in the quarter ended September 30, 2018, we sold metallothionein MT-3 elizer, a product that we do not currently sell. Cordyceps is a fungus that is used in traditional Chinese medicine. Cordyceps sinensis has been described as a medicine in old Chinese medical books and Tibetan medicine. It is a rare combination of a caterpillar and a fungus and found at altitudes above 4500m in Sikkim. We may also seek to market other products which we see as complementary to our present products; however, we have not entered into negotiations with respect to the distribution of other products, and we cannot assure you that we will be able to market any other products.

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

We require funds for our operations. At June 30, 2026, we had nominal cash and no accounts receivable. Although we may seek to raise funds in the equity market, we have no agreements or understandings with respect to any funding, and we can give no assurance as to the availability or terms of any such financing. Because of our financial condition, the lack of sales subsequent to December 31, 2022, along with the absence of an active market for our stock and our stock being traded on the OTC Market Group’s Pink Limited Market. Our common stock was previously listed on the OTC Market Group’s Expert Market, as a result of which our common stock was not eligible for proprietary broker-dealer quotes. As a result, there are no market makers for our common stock. At present, our stock is not eligible for proprietary broker-dealer quotations and all quotes reflect unsolicited customer orders. Unsolicited only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling this stock. An initial review by a broker- dealer under SEC Rule 15c2-11 is required for brokers to publish competing quotes and provide continuous market making. Accordingly, there are no published quotes for our common stock and we cannot assure you that a broker-dealer will take the necessary steps to make a market in our common stock. This lack of a trading market for our common stock together with risk related to political and legal situation in Hong Kong, may be difficult for us to raise funds in the equity market, and, if we are able to raise funds our stockholders may suffer significant dilution. Our primary source of funds for the years ended December 31, 2025, and 2024 and the six months ended June 30, 2026 has been advances from a minority stockholder. This stockholder has continued to be our principal source of funds. We cannot assure you that he will continue to provide funding for us.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited condensed financial statements for the period ended June 30, 2026, which are included herein.

Our operating results for the six months ended June 30, 2026, and 2025 and the changes between those periods for the respective items are summarized as follows.

Results of Operations for the three months ended June 30, 2026, and 2025

For the three months ended June 30, 2026 and 2025, we had no revenue or cost of revenue.

For the three months ended June 30, 2026 and 2025, our operating expenses were $17,554 and $13,614, which are primarily related to general and administrative expenses and professional fees relating to our status as a public company, respectively.

For the three months ended June 30, 2026 and 2025, we incurred interest expense to two minority stockholders of $3,802 and $1,948, respectively.

We had a net loss of $21,356 for the three months ended June 30, 2026, and $15,562 for the three months ended June 30, 2025. The increase in net loss of $5,794 was due to an increase in operating expenses of $3,940 and interest expenses -related parties of $1,854.

Results of Operations for the six months ended June 30, 2026, and 2025

For the six months ended June 30, 2026, and 2025, we had no revenue or cost of revenue.

For the six months ended June 30, 2026, and 2025, our operating expenses were $77,825 and $22,548, which are primarily related to general and administrative expenses and professional fees relating to our status as a public company, respectively.

For the six months ended June 30,2026 and 2025, we incurred interest expense to two minority stockholders of $7,305 and $3,315, respectively

During the six months ended June 30, 2026, $20,000 paid to the Company was forfeited as compensation for non-performance and the order was terminated. As a result, the Company recorded gain from liability forgiveness of $20,000.

We had a net loss of $65,130 for the six months ended June 30, 2026, and $25,863 for the six months ended June 30, 2025. The increase in net loss of $39,267 was due to an increase in operating expenses of $55,277 and interest expenses -related party of $3,990, offset by an increase in gain from liabilities forgiveness of $20,000.

Liquidity and Capital Resources

Balance Sheet Data:

The following table summarizes our changes in working capital from December 31, 2025, to June 30, 2026:

	June 30,	December 31,
	2026	2025	Change
Current Assets	$3,648	$14,098	$(10,450)
Current Liabilities	$448,437	$401,062	$47,375
Working Capital	$(444,789)	$(386,964)	$(57,825)

As of June 30, 2026, our current assets were $3,648 and our current liabilities were $448,437 which resulted in working capital deficiency of $444,789. As of June 30, 2026, current assets were comprised of $3,648 in cash, compared to $4,098 in cash, $10,000 in prepaid expenses as of December 31, 2025.

As of June 30, 2026, current liabilities were comprised of $63,050 in accounts payable, $385,387 in due to related party, compared to $55,550 in accounts payable, $325,512 in due to related party and $20,000 in deferred revenue as of December 31, 2025.

As of June 30, 2026, our working capital (deficiency) increased by $57,825 from a $386,964 working capital deficiency at December 31, 2025, to $444,789 of working capital deficiency at June 30, 2026, primarily due to a decrease in current assets of $10,450 and an increase in current liabilities of $47,375.

Cash Flow Data:

The following table summarizes our cash flows for the six months ended June 30, 2026, and 2025:

	Six months ended
	June 30,
	2026	2025	Change
Cash used in operating activities	$(60,325)	$(116,515)	$56,190
Cash provided by financing activities	59,875	116,065	(56,190)
Cash end of period	$3,648	$26	$3,622

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2026, net cash flows used in operating activities were $60,325, consisting of a net loss of $65,130, increased by liabilities forgiveness of $20,000 and reduced by imputed interest -related parties of $7,305, accounts payable of $7,500 and prepaid expenses of $10,000.

For the six months ended June 30, 2025, net cash flows used in operating activities were $116,515, consisting of a net loss of $25,863, increased by prepaid expenses of $35,000, accounts payable of $58,967 and reduced by imputed interest-related parties of $3,315.

Cash Flows from Investing Activities

For the six months ended June 30, 2026, and 2025, no cashflows were provided by or used in investing activities.

Cash Flows from Financing Activities

During the six months ended June 30,2026 and 2025, we received $59,875 and $116,065 advances from a minority stockholder to pay certain operating expenses on behalf of the Company, respectively.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company had minimal cash at June 30, 2026, had no revenue for the six months ended June 30, 2026, and the years ended December 31, 2025, and 2024, and incurred a loss from operations for the six months ended June 30, 2026, as well as prior years, had negative cash flow from operations for the six months ended June 30, 2026, and had a stockholders’ deficit as of June 30, 2026, and December 31, 2025. To date, the Company has not generated any revenue subsequent to December 31, 2022 and did not generate any products from its research and development activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025, financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must obtain additional funds and implement its business plans. However, because of no revenue and the absence of any active trading market for its common stock, its financial condition and its lack of an operating history, the Company may not be able to raise funds for capital expenditures, working capital and other cash requirements. The Company’s primary source of funds for the six months ended June 30, 2026, has been advances from a minority stockholder. This stockholder has continued to be the Company’s principal source of funds and the Company will have to continue to rely on advances from the minority stockholder. If the Company cannot generate revenue from its products, it may not be able to continue in its business.

Critical Accounting Policy and Estimates

Our critical accounting policies are disclosed in the Note 2 of Notes to Financial Statements.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d- 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and our chief financial officer, who are the same person, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of June 30, 2026, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended June 30, 2026, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6: Exhibits

The following exhibits are included as part of this report:

Exhibits

Exhibit Number	Description of Exhibits
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial and Accounting
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial and Accounting Officer
101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

__________

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRO BIOMEDICAL CO., LTD.

Dated: August 13, 2026	By:	/s/ Yu-Ting, Su
Yu-Ting, Su
Chief Executive Officer and Chief
Financial Officer

